Form 10-Q
period 1994-09-30
PSH MASTER L P I
filed 1994-11-14
CIK 813897

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


     Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For Quarter Ended: September 30, 1994   Commission File Number: 0-16840
                        ------------------                           -------

                               PSH MASTER L.P. I
     -------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


             Delaware                            31-1204568
     -------------------------------------------------------------------
     (State of Organization)         (IRS Employer Identification Number)


                    P.O. Box 18035, Columbus, OH  43218
     -------------------------------------------------------------------
        (Address of Principal Executive Offices, including Zip Code)


                                (614) 227-4235
     -------------------------------------------------------------------
             (Registrant's Telephone Number, including Area Code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

 /X/   Yes        / /   No
- - ----             ----


The number of outstanding Units of Limited Partner Interest in the Registrant, as represented by Depository Receipts at November 11, 1994 was 3,110,000.

                               PSH MASTER L.P.I

                              REPORT ON FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1994



                                     Index

                                                                                               Page
                                                                                              Number
                                                                                              ------
Part I.     Financial Information

       Item 1:     Financial Statements:

                     Balance Sheets                                                             3

                     Statements of Operations                                                   5

                     Statements of Cash Flow                                                    7

                     Notes to Financial Statements                                              8

       Item 2:     Management's Discussion and Analysis of                                     10
                   Financial Condition and Results of Operation


Part II.    Other Information

       Items 1 through 6                                                                       13


Signatures                                                                                     14

Exhibit 27 - Financial Data Schedule                                                           15

                                PSH MASTER L.P.I

                                 BALANCE SHEETS
                                  (UNAUDITED)


Assets                                                                 September 30, 1994           December 31, 1993
- - ------                                                                 ------------------           -----------------
Current assets:
 Cash and cash equivalents                                                  $     441,533              $      659,326
 Accounts receivable, trade                                                       954,267                     813,221
 Inventories                                                                      112,254                     120,579
 Prepaid expenses and other                                                       121,692                     125,228
 Cash held in escrow                                                              742,994                     200,280
                                                                            -------------              --------------
  Total current assets                                                          2,372,740                   1,918,634
                                                                            -------------              --------------
Property and equipment:
 Land                                                                           3,780,000                   3,780,000
 Leasehold interest in land                                                     7,440,000                   7,440,000
 Hotels                                                                        35,225,293                  35,278,769
 Furniture, fixtures and equipment                                             10,379,990                  10,074,643
                                                                            -------------              --------------
  Total                                                                        56,825,283                  56,573,412
 Less accumulated depreciation and amortization                               (20,085,454)                (18,852,693)
                                                                            -------------              --------------
   Total property and equipment, net                                           36,739,829                  37,720,719
                                                                            -------------              --------------

Other assets:
 Replacement reserve fund                                                         383,935                     373,091
 China, glass, linen and silver, net                                              781,590                     779,724
 Deferred financing fees, organization costs                                      557,162                     699,476
   and other, net                                                           -------------              --------------
    Total other assets                                                          1,722,687                   1,852,291
                                                                            -------------              --------------
Total assets                                                                $  40,835,256              $   41,491,644
                                                                            =============              ==============

The accompanying notes are an integral part of these financial statements.

                                PSH MASTER L.P.I

                                 BALANCE SHEETS
                                  (UNAUDITED)


Liabilities and Partners' Deficit                                        September 30, 1994           December 31, 1993
- - ---------------------------------                                        ------------------           -----------------
Current liabilities:
 Current portion of mortgage notes payable                                  $     264,226                $    223,391
 Accounts payable                                                               1,059,858                   1,086,920
 Due to affiliates                                                                 29,444                      34,677
Accrued expenses:
 Payroll and related taxes                                                        361,575                     300,733
 Workers' compensation                                                            306,972                     255,280
 Real estate and other taxes                                                      618,651                     121,273
 Interest                                                                                                     309,750
 Other                                                                            185,127                     158,330
                                                                            -------------                ------------
   Total current liabilities                                                    2,825,853                   2,490,354
                                                                            -------------                ------------
Mortgage notes payable, less current portion                                   45,949,839                  46,171,876
                                                                            -------------                ------------
Partners' Deficit:
 General Partner                                                                 (256,672)                   (248,974)
 Limited Partners (3,110,000 units outstanding)                                (7,683,764)                 (6,921,612)
                                                                            -------------                ------------
   Total partners' deficit                                                     (7,940,436)                 (7,170,586)
                                                                            -------------                ------------
Total liabilities and partners' deficit                                     $  40,835,256                $ 41,491,644
                                                                            =============                ============





The accompanying notes are an integral part of these financial statements.

                                PSH MASTER L.P.I

                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                                                 Nine                        Nine
                                                                             Months ended                Months ended
                                                                          September 30, 1994          September 30, 1993
                                                                          ------------------          ------------------
Revenues:
  Suites                                                                     $ 12,345,301                $ 11,894,145
  Other                                                                         3,530,752                   3,293,045
                                                                             ------------                ------------
   Total revenues                                                              15,876,053                  15,187,190
                                                                             ------------                ------------
Operating costs and expenses:
 Direct operating:
  Suites                                                                        2,624,585                   2,658,761
  Other                                                                         2,599,898                   2,546,306
 Other operating:
  Sales, general and administrative                                             3,451,191                   3,323,065
  Energy and maintenance                                                        1,464,931                   1,468,920
  Rents, taxes and other                                                        1,469,511                   1,601,995
  Partnership administrative                                                      111,466                     218,871
  Depreciation and amortization                                                 1,375,552                   1,227,127
                                                                             ------------                ------------
   Total operating costs and expenses                                          13,097,134                  13,045,045
                                                                             ------------                ------------
Income from operations                                                          2,778,919                   2,142,145
Interest income                                                                    11,769                      18,083
Interest expense                                                                3,560,536                   3,506,805
                                                                             ------------                ------------
Net loss                                                                     $   (769,848)               $ (1,346,577)
                                                                             ============                ============
Net loss per unit of limited partnership interest                                  $(0.25)                     $(0.43)
                                                                                   ======                      ======



The accompanying notes are an integral part of these financial statements.

                                PSH MASTER L.P.I

                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                                               Quarter ended               Quarter ended
                                                                            September 30, 1994          September 30, 1993
                                                                            ------------------          ------------------
  Revenues:
    Suites                                                                     $  3,519,724                $  3,574,585

    Other                                                                         1,085,600                   1,035,642
                                                                               ------------                ------------
     Total revenues                                                               4,605,324                   4,610,227
                                                                               ------------                ------------
  Operating costs and expenses:
   Direct operating:
    Suites                                                                          772,188                     891,457
    Other                                                                           800,467                     810,589
   Other operating:
    Sales, general and administrative                                             1,040,733                   1,069,190
    Energy and maintenance                                                          491,621                     512,060
    Rents, taxes and other                                                          460,011                     489,720
    Partnership administrative                                                       13,851                      11,646
    Depreciation and amortization                                                   453,220                     418,999
                                                                               ------------                ------------
     Total operating costs and expenses                                           4,032,091                   4,203,661
                                                                               ------------                ------------
  Income from operations                                                            573,233                     406,566
  Interest income                                                                     2,565                       6,905
  Interest expense                                                                1,185,297                   1,178,074
                                                                               ------------                ------------
  Net loss                                                                     $   (609,499)               $   (764,603)
                                                                               ============                ============
  Net loss per unit of
    limited partnership interest                                                     $(0.19)                     $(0.24)
                                                                                     ======                      ======




The accompanying notes are an integral part of these financial statements.

                                PSH MASTER L.P.I

                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                  Nine                        Nine
                                                                              Months ended                Months ended
                                                                           September 30, 1994          September 30, 1993
                                                                           ------------------          ------------------
  Cash provided (used) by operations:
   Net loss                                                                   $   (769,848)               $ (1,346,577)
  Changes not requiring cash:
   Depreciation and amortization                                                 1,375,552                   1,227,127
   Interest capitalized into mortgage notes                                                                    719,056
  Working capital changes:
  (Increase)  decrease in accounts receivable, trade                              (141,046)                     77,572
   Decrease in inventories,                                                         11,861                      92,031
     prepaid expenses and other
   Increase in accounts payable and accrued expenses                               609,647                     509,488
   Decrease in accrued interest payable                                           (309,750)                    (79,889)
   Decrease in due to affiliates                                                    (5,233)                     (2,301)
                                                                              ------------                ------------
    Cash provided by operations                                                    771,183                   1,196,507
                                                                              ------------                ------------
  Financing and capital transactions:
   Guaranty payments from General Partner                                           53,475                     111,405
   Proceeds from mortgage notes payable                                                                        219,000
   Increase in deferred financing cost                                                                        (308,872)
   Cash provided by financing  and capital                                    ------------                ------------
     transactions                                                                   53,475                      21,533
                                                                              ------------                ------------


  Investment and other transactions:
   Increase in replacement reserve fund                                            (10,844)                   (114,905)
   Increase in china, glass, linen, and silver, net                                 (1,866)
   Increase in cash escrow for real estate taxes                                  (542,714)                   (543,482)
   Additions to property and equipment, net                                       (305,825)                   (385,654)
   Payments of mortgages                                                          (181,202)
                                                                              ------------                ------------
    Cash used by investment and other transactions                              (1,042,451)                 (1,044,041)
                                                                              ------------                ------------
  Increase (decrease) in cash and cash equivalents                            $   (217,793)               $    173,999
                                                                              ============                ============

  Supplemental disclosure of cash flow information-                           $  3,870,286                $  2,478,000
   cash paid for interest                                                     ============                ============


The accompanying notes are an integral part of these financial statements.

NOTES TO THE FINANCIAL STATEMENTS

(1)  BASIS OF PRESENTATION

The accompanying financial statements of PSH Master L.P.I (the Partnership) have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Partnership has incurred net losses since its inception and at September 30, 1994, the Partnership had a partners' deficit of $7,940,436. PC Development Limited Partnership (the General Partner) has not paid cash to the Partnership to cover these shortfalls in full pursuant to the Performance and Breakeven Guaranty (the Guaranty Agreement). PC Development was reorganized in 1992 under Chapter 11 of the U.S. Bankruptcy Code.

Recurring losses from operations, the default of the General Partner on its guaranty to provide sufficient cash to enable the Partnership to pay all its expenses through 1992, and the reorganization in bankruptcy of the General Partner raise substantial doubt about the Partnership's ability to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability of recorded asset amounts or the amounts of liabilities that might be necessary should the Partnership be unable to continue as a going concern. Management is of the opinion that the Partnership will continue to meet its obligations through the modified loan terms reached with Aetna Life Insurance Company (Aetna) and Guest Quarters, the manager of the Partnership's hotels, as described in Note 2, thereby providing the time necessary for the hotels to achieve profitable operations and continue as a going concern.


(2)  MODIFICATION OF TERMS OF FIRST MORTGAGE LOANS

On May 26, 1993, the Partnership modified certain terms of the mortgage loan documents with Aetna. Accordingly, during 1993 unpaid interest accruing in the aggregate amount of $4,876,267 was added to the principal balance of the mortgage. During 1993, interest accrued at the contract rate of 10.25% and was payable at an annual rate of 9% of $41,300,000 (original loan balance). In 1994, the Partnership has made monthly payments of principal and interest on the outstanding principal of $46,395,267 based upon a 30-year amortization schedule. A final payment, including interest, is due on August 1, 1997 (see
Note 8). Also in 1994, the Partnership may elect to pay interest at a 9.5% annual rate accruing on the outstanding principal balance, including accrued interest, at January 1, 1992 of $44,573,980. Interest earned but not paid will be added to the outstanding principal balance. If this election is made, amortization of principal will commence in 1995 pursuant to a 30-year amortization schedule with a final payment, including interest, due on August 1, 1997. Also, Aetna will receive 25% of the net proceeds, as defined, at sale of the hotels, or net proceeds based upon market value if the hotels are not sold prior to the maturity of loan, as appreciation interest. If the 9.5% pay rate option is elected by the Partnership for 1994, Aetna's participation will increase to 40%. Guest Quarters will provide a $500,000 loan to the Partnership for capital improvements and has guaranteed, up to $1,000,000, the Partnership's obligation to make debt service payments to Aetna. No amounts have been borrowed under such agreement at September 30, 1994.

(3)  ORGANIZATION AND BUSINESS

The Partnership is a Delaware limited partnership which owns three all-suite hotels located in Tampa, Florida; WALT DISNEY WORLD(R) Village in Lake Buena Vista, Florida; and in the Research Triangle area near Raleigh/Durham, North Carolina.


(4)  SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:

In the opinion of Management, the accompanying financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of the Partnership at September 30, 1994, and the results of its operations for the year-to-date and quarterly periods ended September 30, 1994 and September 30, 1993. The Partnership has considered Statement of Financial Accounting Standard Number 109 "Accounting for Income Taxes" and, given the cumulative operating losses, has concluded that this standard will have no impact on the Partnership's financial statements.


(5)  RELATED PARTIES

The General Partner, an affiliate, is generally empowered by the Partnership Agreement to conduct, direct and exercise full control over all activities of the Partnership.

Total fees charged by Guest Quarters to the Partnership for management, advertising, reservation and accounting services were $432,456 and $409,995 during the third quarter of 1994 and 1993, respectively. Of these amounts, Nuho Company, a successor to PH Management Company pursuant to the bankruptcy plan, received $109,372 and $108,367 in the third quarter of 1994 and 1993, respectively, as its share of residual management fees. Year-to-date, Guest Quarters earned $1,466,957 for its services compared to $1,320,039 in the first nine months of 1993. Of these amounts, Nuho Company received residual fees of $371,344 compared to $357,280 received in the first nine months of 1993.


(6)  PARTNERSHIP DISTRIBUTIONS AND ALLOCATIONS

For financial statement reporting purposes, net losses are allocated 99 percent to the Unitholders and 1 percent to the General Partner. The net losses allocated to the Unitholders for the quarter ended September 30, 1994 and September 30, 1993 were ($603,404), or ($.19) per unit, and ($756,957), or
($.24) per unit, respectively. The net losses allocated to the Unitholders for the first nine months of 1994 were ($762,150) or ($.25) per unit, compared to ($1,333,111) or ($.43) per unit for the same period of the previous year.

PART I.  FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

LIQUIDITY

The Aetna modifications of the interest pay rate have allowed the Partnership to remain current in its debt service obligations. During the first nine months of 1994, the Partnership paid principal and interest payments to Aetna at the rate of 10.25% based upon a 30-year amortization schedule in accordance with the restructured loans. Cash from operations, after required replacement reserves exceeded this requirement by $39,413 during the first nine months of 1994 but fell short of this requirement by $328,533 during the third quarter of 1994. Management expects that sufficient cash will be generated during the fourth quarter to meet future debt service requirements.

The Partnership's liquidity is supplemented by the guarantee of Guest Quarters, up to $1,000,000, to fund cash deficits in the event the properties cannot meet the revised terms of the Aetna loans. No amounts have been borrowed under such agreement at September 30, 1994.


CAPITAL RESOURCES

Hotel operations are the Partnership's primary and on-going source of cash to pay its operating expenses, to meet its reserve requirements, and to make cash distributions to its partners. Hotel occupancy is seasonal by nature. Cash flows track this seasonality closely due to the nature of trade receivables. Other trade receivables include wholesale and travel agent accounts, and corporate and group billings, the majority of which are collected within 30 days. The Partnership earns interest income from its various operating cash accounts including the balances held in the Replacement Reserve Funds.

The General Partner established an escrow account in 1987 in the initial amount of $5,500,000 on behalf of the Partnership to secure its obligation under the Guaranty Agreement through 1990. Payments from the escrow account totaled $5,500,000 through 1991. In addition to the amounts released from escrow, the General Partner made direct payments to the Partnership of $6,220,000 through 1990 pursuant to the Guaranty Agreement. On September 10, 1994 and 1993, the Partnership received payments of $53,473 and $111,405, respectively, on its unsecured claim against PC Development Limited Partnership, the General Partner, which filed for protection from creditors under Chapter 11 of the U.S. Bankruptcy code on February 1, 1991. Total payments received by the Partnership against its unsecured claim total $668,744. The debtors estimate that approximately $1,000,000, including the previous payments, will be paid to the Partnership in satisfaction of the Partnership's claim.

The Partnership is required by its Management Agreement to maintain Replacement Reserve Fund balances of specified amounts to facilitate operating the Hotels as "first-class" suite accommodations. Separate Replacement Reserve Funds have been established for replacements, substitutions and additions to furniture and equipment and must be funded each accounting period. In connection with the agreements with Aetna and Guest Quarters, the Partnership is depositing cash into replacement reserves based upon 2% of revenue for the Tampa and Raleigh/Durham hotels and 3% of revenue for the Disney hotel. In addition, the Partnership can borrow up to $500,000 from Guest Quarters to be used for capital improvements. Although no amounts have been borrowed under such agreement at September 30, 1994, it is anticipated that the full amount of this loan will be borrowed by the Partnership in 1995 to fund, in part, renovation and refurbishment projects currently under way at the Disney and Tampa hotels.

In 1991, the Partnership began depositing cash each month into escrow for the payment of real and personal property taxes, as required by Aetna. The monthly deposits to the escrow account are equal to the estimated prorated expense of these taxes.


RESULTS OF OPERATIONS

The following table summarizes combined operating information for the hotels:


                                                                                     Nine Months           Nine Months
                                          Quarter Ended        Quarter Ended            Ended                 Ended
                                        September 30, 1994   September 30, 1993   September 30, 1994    September 30, 1993
                                        ------------------   ------------------   ------------------    ------------------
 Available suites                             58,420               58,420              173,355               173,355
 Occupancy percentage                          68.20%               70.58%               75.32%                74.65%
 Average daily rate                           $88.34               $86.69               $94.54                $91.91
 Direct operating costs as a percent
 of total revenues                              34.1%                36.9%                32.9%                 34.3%
 Income (loss)  before depreciation
 and amortization expense
                                           ($156,279)           ($345,604)            $605,704             ($119,450)
 Income (loss)  before
 depreciation and
 amortization expense
 per unit of limited
 partnership interest                          ($.05)               ($.11)                $.19                 ($.04)

Although revenues declined slightly in the current quarter compared to the same quarter of 1993, the Partnership's cash loss (before depreciation and amortization expense) improved by 55%, reflecting continued improvements by Quest Quarters in operating efficiencies at the hotels. The 1.5% decline in suite revenues during the quarter resulted from low volumes in September, particularly at the Disney hotel. That local market continues to be negatively impacted by new hotel supply built primarily by the Walt Disney organization. Each property recorded increases in average daily rate during the current quarter.

Year-to-date, revenues increased 4.3% over the first three quarters of 1993, resulting from relatively flat occupancy but increased average daily rate at each hotel. Cost containment, as in the current quarter, contributed to a $725,154 improvement in income (before depreciation and amortization expense).

On December 16, 1993, Guest Quarters (the hotel manager of the Partnership) merged with Doubletree Hotels Corporation, creating the sixth largest U.S. hotel chain in the "first-class" lodging category. Reclassifications of certain expenses were made to the 1994 amounts to conform to the Doubletree accounting system. These reclassifications increased sales, general and administrative expenses by 2.8% in the first nine months of 1994 and reduced suites direct operating expenses. The 1993 expenses have not been restated to conform to the new format due to immateriality.

Sales, general and administrative expenses increased 3.7% year-to-date but decreased 2.7% for the current quarter, compared to the prior year and prior third quarter, due primarily to an increase in management fees as well as the reclassifications mentioned in the previous paragraph. Energy and maintenance costs remained steady when compared to the prior year, even with a significant increase in occupancy, due in part to energy saving devices which were installed at the properties for better temperature control. However, energy and maintenance costs for the current quarter decreased 4% below last year due primarily to the extreme weather conditions and storm damage that occurred at
the Tampa hotel in 1993.   Rents, taxes and other expenses experienced a 9%
decrease in the first nine months of 1994 and 6.1% for the third quarter of 1994 due to a revaluation of real and personal property tax values for all the properties.

Partnership administrative expenses consist primarily of quarterly and annual report costs, tax processing and transfer agent charges, and legal and audit fees. The increase in these expenses during the third quarter compared to the third quarter of 1993 was due primarily to accounting fees. These expenses declined, compared to the first nine months of 1993, due to a reduction in legal fees. The Aetna debt restructuring was completed in 1993 resulting in reduced legal costs during 1994.

PART II.         OTHER INFORMATION

ITEMS 1 THROUGH 6


Information required in Items 1 through 6 is not applicable to the Registrant for the quarter ended September 30, 1994.

Exhibit 27 - Financial Data Schedule

SIGNATURES


Pursuant to the requirements of the Security Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


PSH MASTER L. P. I
(Registrant)

By:      PC Development Limited Partnership,
         General Partner

         By:     PH Management Company,
                 General Partner



                 By:  /s/ JAMES V. PICKETT                        11/11/94
                      --------------------------                  --------
                      James V. Pickett, Chairman                    Date




                 By:  /s/ STEPHEN C. DENZ                         11/11/94
                      -----------------------                     --------
                      Stephen C. Denz, Controller                   Date
                     (Principal Financial Officer)