Form 10-K405
PSH MASTER L P I
filed 1995-03-31
CIK 813897

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

[X] Annual report pursuant to Section 13 or 15 (d) of The Securities Exchange Act of 1934 (Fee required of $250.)

For the fiscal year ended: December 31, 1994  Commission File Number: 0-16840
                           -----------------                          -------

         PSH MASTER L.P. I
-------------------------------------------------------------------------------
(Exact Name of Registrant as Specified in its Charter)


         Delaware                                        31-1204568
-------------------------------------------------------------------------------
(State of Organization)                    (IRS Employer Identification Number)


         P.O. Box 18035, Columbus, OH  43218
-------------------------------------------------------------------------------
(Address of Principal Executive Offices, including Zip Code)


         (614) 227-4235
-------------------------------------------------------------------------------
(Registrant's Telephone Number, including Area Code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


  X        Yes                         No
-----                       -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the Registrant's outstanding Units of Limited Partner Interest held by non-affiliates on March 29, 1995, based upon the average bid and ask prices as reported by the National Association of Securities Dealers OTC Bulletin Board on that date, was $1,166,250.

                      DOCUMENTS INCORPORATED BY REFERENCE
None

PART I

ITEM 1.     BUSINESS.

BUSINESS OF THE REGISTRANT

PSH Master L.P. I (the Partnership) is a Delaware limited partnership formed for the purpose of acquiring from PC Development Limited Partnership (the General Partner) three all-suite hotels located in Tampa, Florida, WALT DISNEY WORLD(R) Village in Lake Buena Vista, Florida and in the Research Triangle area near Raleigh/Durham, North Carolina. The Partnership's business is the operation of its all-suite hotels. The hotels have been developed to cater to commercial travelers and small business groups, as well as individuals and families traveling for pleasure. Each hotel is designed to have the ambiance of a first-class hotel, with prices in the upper-middle market range. The principal focus of each hotel is on comfort and convenience for the individual guest, rather than on such common amenities as specialty restaurants, entertainment lounges, and ballrooms. The three hotels include a total of 635 suites, most of which approximate 625 square feet. Each suite contains a working-living area suitable for small business meetings, a large separate bedroom and a separate dressing-bathing area and is equipped with a stocked, built-in refrigerator and a wet bar. The working-living area is furnished with a dining-conference table, a desk, a sleeper sofa and a large easy chair. Each suite also has three television sets, located in the living area, bedroom and bathroom.


OPERATION OF THE HOTELS AND CONVERSION TO DOUBLETREE GUEST SUITES

The Partnership is a party to a Management Agreement with Guest Quarters Hotels Limited Partnership (Guest Quarters), to operate and manage the hotels. The Management Agreement expires on December 29, 2011 with two consecutive ten year renewal options. Guest Quarters has operated the hotels since December 26, 1989, when it assumed management responsibilities from PH Management Company pursuant to a submanagement agreement. This submanagement agreement was terminated in 1992 in connection with the bankruptcy of PH Management Company and PC Development Limited Partnership.

In December, 1993 Guest Quarters and Doubletree Hotels Corporation completed a merger of their two companies. The resulting company, Doubletree Hotels Corporation (Doubletree), now operates a 104 hotel, 26,500 room national hotel chain. The Doubletree and Guest Quarters brands will be integrated during the first half of 1995 and a new name of "Doubletree Guest Suites" will replace the previous "Guest Quarters" brand. This integration is expected to strengthen the national presence of the chain and allow it to more successfully compete against other national brands. Marketing and reservation efficiencies are also expected. A $31,000,000 marketing effort is currently underway to support the national branding strategy.

Pursuant to the Management Agreement, Doubletree operates each hotel in such a manner as is customary and usual in the operation of first-class hotels, and Doubletree provides to each hotel the same services it provides to other hotels managed by it. Management services provided by Doubletree include, without limitation, supervision of the day-to-day operations, determination and implementation of programs and policies for hotel operations, preparation of budgets and reports, maintenance of each hotel's books and records, negotiation of leases and other agreements on behalf of the Partnership, maintenance of hotel furniture and equipment (to the extent funds are available for that purpose) and coordination of hotel marketing and advertising. The Partnership has no employees. All hotel personnel, including the general manager for each hotel, are employed by Doubletree.

The Hotels are included in regional and national advertising placed by Doubletree. Each hotel's staff includes sales people who promote the hotel in the local market for both individual reservations and group meetings and national direct sales people who solicit business from major travel agencies and corporate travel departments in major cities throughout the United States. During 1994, Doubletree assessed the hotels up to two and one-half percent of total revenues for national advertising and promotion. Effective January 1, 1995, Doubletree will assess the hotels three and one-half percent of total room sales for centralized reservation services, national marketing and national advertising expenses. This change resulted from the Guest Quarters hotels being integrated into the Doubletree central reservation system.

All Doubletree hotels, including the Partnership's hotels, are included in a nationwide, toll-free reservation system. In addition, the Disney hotel is included in the Disney reservation system. Travelers who call Walt Disney World(R) for recommendations on accommodations are referred to Walt Disney World(R) Hotels and then to other hotels within the Disney complex, on a rotating basis, including the Partnership's Disney hotel.

HOSPITALITY INDUSTRY AND ALL-SUITE HOTELS

An all-suite hotel is a lodging facility that caters to transient guests and guests visiting the facility to conduct small group meetings. It is distinguished from traditional hotels in that all of its guest rooms are suites of two or more rooms, with physically separate functional areas for sleeping, bathing, dressing, dining, meeting and lounging. Most all-suite facilities have small common areas and limited or no food service facilities. The business goal of all-suite hotels is to create a superior price/value relationship for the traveler compared with traditional hotels featuring rooms in the same price category, while achieving a higher gross operating profit margin.

COMPETITION AND SEASONALITY

Each hotel experiences significant competition in its market from other hotels, some of which are affiliated with national and regional chains with greater financial and other resources than the Partnership or the General Partner. The hotels compete by offering first-class accommodations at prices in the upper-middle market range.

The hotels' occupancies are seasonal by nature. The occupancy of the Disney hotel has been strongest from late February through August. The Tampa Hotel caters primarily to business travelers and has experienced its highest occupancy during January through May and October and November. The Durham hotel has recorded its highest occupancies from February through June and from August through November.

Competitive rooms supply in and around the Walt Disney resorts increased 11% during 1991 and 24% during 1990, including the openings of the Disney Port Orleans in 1991 and the Walt Disney World(R) Dolphin Hotel and Swan Hotel and the Disney Beach and Yacht Club Resorts in 1990. During 1992, Dixie Landings and Disney Vacation Club opened, increasing the supply of rooms by 15.7%. During 1993, two all-suite hotels with 426 suites opened near Lake Buena Vista. During 1994, Walt Disney World(R) opened 729 rooms in Wilderness Lodge and 1,950 rooms in All-Star Resort - Phase I. Additionally, in 1995 rooms supply will continue to be increased with the addition of two all-suite competitors, Sandy Lake Resort with 350 suites by June, 1995 and Caribe Royal Suites with 1,250 suites by December, 1995. Also, Walt Disney World(R) expects to complete its All Star Resort - Phase II during the last half of 1995 adding another 1,950 rooms. The Castle by Holiday Inn plans to add 300 rooms by May, 1995 and the Omni Rosen Hotel, 1,200 rooms by October, 1995.

Total room supply in the Tampa Bay area during 1994 increased by 126 rooms from Amerisuites with no additional supply scheduled in 1995. The immediate market served by the Durham hotel increased 10% in 1991 with the addition of one new hotel. No supply growth is planned for 1995.

ITEM 2.     PROPERTIES.

The Tampa hotel is situated on Rocky Point Harbor in the Rocky Point development in the West Shore area of Tampa, Florida. The Disney hotel is located within the boundaries of the WALT DISNEY WORLD(R) Village. The Durham hotel is in the Research Triangle near Raleigh/Durham, North Carolina. The Tampa and Durham hotels each contain 203 suites and the Disney hotel has 229 suites. The Tampa hotel opened in April, 1986 and the Disney and Durham hotels opened in March and December of 1987, respectively.

The Partnership owns the Tampa and Durham hotels in fee title. The Disney hotel is subject to a ground lease from Lake Buena Vista Communities, Inc. The initial term of the lease expires on March 11, 2032 with a renewal option for an additional period of 25 years. The hotels are subject to first mortgage notes payable to Aetna Life Insurance Company. For a further description of the terms of the Disney ground lease and the mortgage notes, see the Notes to the Financial Statements included in Item 8. Financial Statements and Supplementary Data.

ITEM 3.     LEGAL PROCEEDINGS.

The Registrant was not a party to any material pending legal proceedings as of March 29, 1995.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF UNITHOLDERS.

The Registrant submitted no matters to a vote of Unitholders during the fiscal year ended December 31, 1994.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S UNITS OF LIMITED PARTNER INTEREST AND DEPOSITORY RECEIPTS THEREFOR AND RELATED UNITHOLDER MATTERS.

A)    MARKET INFORMATION

      The Registrant's units of limited partner interest and depository receipts therefor (the "Units") were previously listed in the Quotations List of the National Association of Securities Dealers, Inc. (NASD) under the symbol PSHPZ. The Partnership was removed from the automated quotation system of the NASD on December 18, 1991 as a result of its failure to meet the capital and surplus requirements of the NASD. The Partnership's units are now traded through the NASD's "OTC Bulletin Board", an electronic, screened-based market.

      The following table summarizes the high and low bid information for the Registrant's Units information as reported on the OTC Bulletin Board.


                                                     HIGH BID             LOW BID
                                                     --------             -------
       1992
       ----
       1st Quarter ended March 31                      1/2                  1/4
       2nd Quarter ended June 30                       1/2                  1/4
       3rd Quarter ended September 30                  1/2                  1/4
       4th Quarter ended December 31                   1/2                  1/4

       1993
       ----
       1st Quarter ended March 31                      1/2                  1/4
       2nd Quarter ended June 30                       1/2                  1/4
       3rd Quarter ended September 30                  1/2                  1/4
       4th Quarter ended December 31                   1/2                  1/4

       1994
       ----
       1st Quarter ended March 31                      1/2                  1/4
       2nd Quarter ended June 30                       1/2                  1/4
       3rd Quarter ended September 30                  1/2                  1/4
       4th Quarter ended December 31                   1/2                  1/4



       The above bid quotations do not necessarily represent actual transactions as they may reflect inter-dealer prices, without retail mark-up, mark-down or commission.



       (B)   HOLDERS

             On December 31, 1994, there were 2,672 holders of record of the Registrant's Units.

       (C)   DISTRIBUTIONS

             The General Partner had previously guaranteed that the Partnership would make annual cash distributions to Unitholders through 1990 in the amount of $1.10 per unit. The General Partner did not make the cash payments to the Partnership to fund the cash distributions for the third and fourth quarters of 1990, and no subsequent cash distributions have been made (see
             Note 9 to Item 8. Financial Statements and Supplementary Data).

       ITEM 6.     SELECTED FINANCIAL DATA
                                                                  1994               1993                1992
                                                                  ----               ----                ----
 OPERATIONS:
 Operating revenues                                        $20,782,668        $19,799,331         $19,112,677
 Total Revenues                                            $20,805,044        $19,828,011         $19,144,195
 Income from operations before
   depreciation and amortization
   expense                                                 $ 5,546,805        $ 4,146,379         $ 3,935,648
 Net loss                                                  $(1,073,093)       $(2,233,357)        $(3,719,660)
 Net loss to Limited Partners                              $(1,062,362)       $(2,211,023)        $(3,682,463)
 Cash distributions to
   Limited Partners                                        $       -0-        $       -0-         $       -0-

 FINANCIAL POSITION:
 Property and equipment, net                               $36,959,885        $37,720,719         $38,763,416
 Total assets                                              $40,802,523        $41,491,644         $42,489,594
 Long-term obligations (excluding
   current marturities)                                    $46,403,119        $46,171,876         $41,300,000   (1)
 Total partners' deficit                                   $(8,243,679)       $(7,170,586)        $(4,937,229)
 Limited partners' deficit                                 $(7,983,974)       $(6,921,612)        $(4,710,589)

 PER UNIT:
 Cash distributions to Limited
   Partners                                                $       -0-        $       -0-         $       -0-
 Net loss to Limited Partners                              $     (0.34)       $     (0.71)        $     (1.18)
 Limited Partners' equity (deficit)                        $     (2.57)       $     (2.23)        $     (1.51)
 Total units outstanding                                     3,110,000          3,110,000           3,110,000

 (1) Includes $41,300,000 at December 31, 1992 classified as current due to mortgage notes being in default.


 ITEM 6.     SELECTED FINANCIAL DATA (CONTINUED)
                                                                  1991                          1990
                                                                  ----                          ----
 OPERATIONS:
 Operating revenues                                        $18,209,166                   $20,158,294
 Total Revenues                                            $18,278,938                   $20,383,875
 Income from operations before
   depreciation and amortization
   expense                                                 $ 2,740,148                   $ 3,751,692
 Net loss                                                  $(4,917,404)                  $(4,043,188)
 Net loss to Limited Partners                              $(4,868,230)                  $(4,002,756)
 Cash distributions to
   Limited Partners                                        $       -0-                   $ 2,565,750

 FINANCIAL POSITION:
 Property and equipment, net                               $41,728,584                   $46,995,896
 Total assets                                              $46,289,162                   $53,065,390
 Long-term obligations                                     $41,300,000  (1)              $45,300,000  (1)
 Total partners' equity (deficit)                          $(1,217,569)                  $ 3,699,835
 Limited partners' equity (deficit)                        $(1,028,126)                  $ 3,840,104

 PER UNIT:
 Cash distributions to Limited
   Partners                                                $       -0-                   $      .825
 Net loss to Limited Partners                              $     (1.57)                  $     (1.29)
 Limited Partners' equity (deficit)                        $       .33                   $      1.23
 Total units outstanding                                     3,110,000                     3,110,000

 (1)  Includes $41,300,000 at December 31, 1991 and $43,300,000 at December 31,
 1990 classified as current due to mortgage notes being in default.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION



LIQUIDITY

The Partnership has incurred net losses since its inception and has not paid cash to the Partnership to cover these shortfalls in full pursuant to the Performance and Break-even Guaranty. The recurring losses from operations, the default of the General Partner on its guaranty to provide sufficient cash to enable the Partnership to pay all its expenses through 1992, and the reorganization in bankruptcy of the General Partner raise substantial doubt about the Partnership's ability to continue as a going concern for a reasonable period of time. Therefore, the financial statements do not include any adjustments relating to the recoverability and classification of recorded asset or liability amounts that might be necessary should the Partnership be unable to continue as a going concern.

The Partnership modified certain terms of the mortgage loan documents with Aetna Life Insurance Company (Aetna), effective May 26, 1993. Accordingly, during 1993 unpaid interest accruing in the aggregate amount of $4,876,267 was added to the principal balance of the mortgage. In 1994, the Partnership made monthly payments of principal and interest on the outstanding principal of $46,395,267 based upon a 30-year amortization schedule at the contract rate of 10.25%, in accordance with the modified loan terms. Cash from current year operations, after required replacement reserves, exceeded the required debt service to Aetna by $77,093. This excess amount was paid to Aetna on March 16, 1995, as a reduction of accrued interest in accordance with the modified loan terms. The Partnership's liquidity is supplemented by the guarantee of Doubletree, up to $1,000,000, to fund cash deficits in the event the properties cannot meet revised terms of the Aetna loans. No amounts have been borrowed under such agreement at December 31, 1994.

CAPITAL RESOURCES

Hotel operations are the Partnership's primary and on-going source of cash to pay its operating expenses, to meet its reserve requirements and to make cash distributions to its partners. Hotel occupancy is seasonal by nature. Cash flows track this seasonality closely due to the nature of trade receivables. Other trade receivables include wholesale and travel agent accounts, and corporate and group billings, the majority of which are collected within 30 days. The Partnership earns interest income from its various operating cash accounts including the balances held in the Replacement Reserve Funds.

The General Partner established an escrow account in 1987 in the initial amount of $5,500,000 on behalf of the Partnership to secure its obligation under the Guaranty Agreement through 1990. Payments from the escrow account totaled $5,500,000 through 1991. In addition to the amounts released from escrow, the General Partner made direct payments to the Partnership of $6,220,000 through 1990 pursuant to the Guaranty Agreement. During September, 1994, 1993 and 1992, the Partnership received payments of $53,475, $111,405, and $503,866, respectively, on its unsecured claim against PC Development Limited Partnership, the General Partner, which filed for protection from creditors under Chapter 11 of the U.S. Bankruptcy Code on February 1, 1991. The debtors estimate that approximately $1,000,000, will be paid to the Partnership over five years in satisfaction of the Partnership's claim, including the amounts already received.

The Partnership is required by its Management Agreement to maintain Replacement Reserve Fund balances of specified amounts to facilitate operating the Hotels as "first-class" suite accommodations. Separate Replacement Reserve Funds have been established for replacements, substitutions and additions to furniture and equipment and must be funded each accounting period. In connection with the agreements with Aetna and Doubletree, the Partnership is depositing cash into replacement reserves based upon revenue percentages of 2% for the Tampa and Raleigh/Durham hotels and 3% for the Disney hotel.

In addition, the Partnership borrowed $500,000 from Doubletree on October 26, 1994 for capital expenditures. Interest is computed at 10.25% payable monthly in arrears.

In 1991, the Partnership began depositing cash each month into escrow for the payment of real and personal property taxes, as required by Aetna. The monthly deposits to the escrow account are equal to the estimated monthly expense of these taxes.

RESULTS OF OPERATION

The Tampa and Disney hotels opened in April, 1986 and March, 1987, respectively, and the Durham hotel opened in December, 1987.  The following table summarizes combined operating information for the hotels:
                                                   1994           1993           1992
                                                   ----           ----           ----
 Total rooms                                        635            635            635

 Available suites per year                      231,775        231,775        232,410

 Occupancy percentage                              73.8%          72.9%          72.5%

 Average daily rate                              $94.40         $91.47         $89.12

 Direct operating costs as a
    percent of total revenues                      32.4%          35.5%          35.2%

 Income (Loss) before depreciation
    and amortization expense                  $ 815,696      $(516,253)     $(823,645)

 Income (Loss) before depreciation
    and amortization expense per unit
    of limited partnership interest               $ .26          $(.17)         $(.26)

Year to date, revenues increased 4.7% from 1993, based upon a 3.2% increase in average daily rate and a 1.2% increase in occupancy. Average daily rate increased at each hotel while volume gains in Disney and Raleigh/Durham were offset by lower occupancy at Tampa. Food, beverage and other revenues increased 6% from 1993, based upon higher volumes and price increases.

Direct operating expenses decreased as a percent of revenues, compared to 1993, reflecting lower labor-related costs in the current year. Energy and maintenance expense was lower in 1994 due to extreme weather and storm damage at the Tampa hotel which resulted in higher costs in 1993. Rents, taxes and other expenses declined primarily because of cost reductions in providing transportation to the Disney hotel. Bus transportation to and from the Walt Disney World(R) attractions was previously provided by Walt Disney World(R). This contract was canceled in mid-1993 and bus transportation is now being provided by a new carrier which services five of the seven Disney Village hotels.

Higher occupancies and average daily rates in 1993 produced higher revenues than in 1992. Each hotel increased its average daily rate from 1991, but rate competition resulted in lower occupancy at the Disney hotel. Direct operating expenses increased slightly as a percent of revenues, compared to 1992, reflecting improved cost containment offset by higher labor-related costs in the current year.

Partnership administrative expenses consist primarily of quarterly and annual report costs, tax processing and transfer agent charges and legal and audit fees. These expenses declined compared to 1993 due to the closure of the Aetna debt restructuring and the associated legal costs incurred in 1993. Depreciation and amortization expense increased 9% in 1994 due to the fixed asset additions in 1994 now being depreciated.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                               PSH MASTER L.P. I

                                     INDEX


                                                                     Page
                                                                    Number
                                                                    ------
 Balance Sheets                                                       13

 Statements of Operations                                             15

 Statements of Partners' Deficit                                      16

 Statements of Cash Flows                                             17

 Notes to the Financial Statements                                    18

 Independent Auditors' Report                                         24

                                PSH MASTER L.P.I
                                 BALANCE SHEETS

 Assets                                                             December 31, 1994          December 31, 1993
 ------                                                             -----------------          -----------------
 Current assets:
  Cash and cash equivalents                                               $   305,132                $   659,326
  Accounts receivable, trade                                                1,062,885                    813,221
  Inventories                                                                 117,215                    120,579
  Prepaid expenses and other                                                  174,864                    125,228
  Cash held in escrow                                                         187,139                    200,280
                                                                          -----------                -----------
   Total current assets                                                     1,847,235                  1,918,634
                                                                          -----------                -----------

 Property and equipment:
  Land                                                                      3,780,000                  3,780,000
  Leasehold interest in land                                                7,440,000                  7,440,000
  Hotels                                                                   35,889,676                 35,278,769
  Furniture, fixtures and equipment                                        10,401,259                 10,074,643
                                                                          -----------                -----------
   Total                                                                   57,510,935                 56,573,412

  Less accumulated depreciation and amortization                          (20,551,050)               (18,852,693)
                                                                          -----------                -----------
   Total property and equipment, net                                       36,959,885                 37,720,719
                                                                          -----------                -----------

 Other assets:
  Replacement reserve fund                                                    704,290                    373,091
  China, glass, linen and silver                                              781,590                    779,724
  Deferred financing fees, organization costs
    and other, net                                                            509,523                    699,476
                                                                          -----------                -----------
   Total other assets                                                       1,995,403                  1,852,291
                                                                          -----------                -----------

 Total assets                                                             $40,802,523                $41,491,644
                                                                          ===========                ===========


 The accompanying notes are an integral part of these financial statements.

                                PSH MASTER L.P.I
                                 BALANCE SHEETS

 Liabilities and Partners' Deficit                                  December 31, 1994          December 31, 1993
 ---------------------------------                                  -----------------          -----------------
 Current liabilities:
  Current portion of mortgage notes payable                               $   268,759                $   223,391
  Accounts payable                                                          1,360,583                  1,086,920
  Due to affiliates                                                            38,169                     34,677
  Accrued expenses:
   Payroll and related taxes                                                  363,155                    300,733
   Workers' compensation                                                       14,296                    255,280
   Real estate and other taxes                                                113,952                    121,273
   Interest                                                                   403,639                    309,750
   Other                                                                       80,530                    158,330
                                                                          -----------                -----------
    Total current liabilities                                               2,643,083                  2,490,354
                                                                          -----------                -----------

 Note payable                                                                 500,000
 Mortgage notes payable, less current portion                              45,903,119                 46,171,876

 Partners' Deficit:
  General Partner                                                            (259,705)                  (248,974)
  Limited Partners (3,110,000 units outstanding)                           (7,983,974)                (6,921,612)
                                                                          -----------                -----------
    Total partners' deficit                                                (8,243,679)                (7,170,586)
                                                                          -----------                -----------

 Total liabilities and partners' deficit                                  $40,802,523                $41,491,644
                                                                          ===========                ===========



 The accompanying notes are an integral part of these financial statements.


                                PSH MASTER L.P.I
                            STATEMENTS OF OPERATIONS

                                                           Year ended            Year ended            Year ended
                                                        December 31, 1994     December 31, 1993     December 31, 1992
                                                        -------------------------------------------------------------
 Revenues:
   Suites                                                     $16,141,594           $15,451,460           $15,012,307
   Other                                                        4,641,074             4,347,871             4,100,370
                                                        -------------------------------------------------------------
    Total revenues                                             20,782,668            19,799,331            19,112,677
                                                        -------------------------------------------------------------

 Operating costs and expenses:
  Direct operating:
   Suites                                                       3,356,235             3,597,959             3,446,682
   Other                                                        3,367,423             3,421,967             3,275,079
  Other operating:
   Sales, general and administrative                            4,536,546             4,471,359             4,206,548
   Energy and maintenance                                       1,910,640             1,956,462             1,808,902
   Rents, taxes and other                                       1,920,839             1,964,607             2,164,854
   Partnership administrative                                     144,180               240,598               274,964
   Depreciation and amortization                                1,888,789             1,717,104             2,896,015
                                                        -------------------------------------------------------------
    Total operating costs and expenses                         17,124,652            17,370,056            18,073,044
                                                        -------------------------------------------------------------

 Income from operations                                         3,658,016             2,429,275             1,039,633
 Interest income                                                   22,376                28,680                31,518
 Interest expense                                               4,753,485             4,691,312             4,790,811
                                                        -------------------------------------------------------------
 Net loss                                                     $(1,073,093)          $(2,233,357)          $(3,719,660)
                                                        =============================================================

 Net loss per unit of
  limited partnership interest                                $     (0.34)          $     (0.71)          $     (1.18)
                                                        =============================================================

 The accompanying notes are an integral part of these financial statements.

                                PSH MASTER L.P.I
                        STATEMENTS OF PARTNERS' DEFICIT

                                                             General              Limited
                                                             Partner              Partners                Total
                                                      -----------------------------------------------------------------
 Deficit balance, December 31, 1991                       $  (189,443)          $(1,028,126)           $(1,217,569)
   Net loss                                                   (37,197)           (3,682,463)            (3,719,660)
                                                      -----------------------------------------------------------------

 Deficit balance, December 31, 1992                          (226,640)           (4,710,589)            (4,937,229)
   Net loss                                                   (22,334)           (2,211,023)            (2,233,357)
                                                      -----------------------------------------------------------------

 Deficit balance, December 31, 1993                          (248,974)           (6,921,612)            (7,170,586)
   Net loss                                                   (10,731)           (1,062,362)            (1,073,093)
                                                      -----------------------------------------------------------------

 Deficit balance, December 31, 1994                       $  (259,705)          $(7,983,974)           $(8,243,679)
                                                      =================================================================

 The accompanying notes are an integral part of these financial statements.

                                PSH MASTER L.P.I
                            STATEMENTS OF CASH FLOWS

                                                           Year ended            Year ended            Year ended
                                                        December 31, 1994     December 31, 1993     December 31, 1992
                                                        -------------------------------------------------------------
 Cash provided (used) by operations:
  Net loss                                                 $(1,073,093)          $(2,233,357)          $(3,719,660)
  Changes not requiring cash:
   Depreciation and amortization                             1,888,789             1,717,104             2,896,015
   Interest capitalized into mortgage notes                                          974,312
  Working capital changes:
   (Increase)  decrease in accounts
      receivable, trade                                       (249,664)               71,851               (47,989)
   (Increase)  decrease in inventories,
      prepaid expenses and other                               (46,272)              111,461                15,479
   Increase  (decrease) in accounts
      payable and accrued expenses                             250,964               (42,827)             (982,275)
   Increase  (decrease) in accrued
     workers' compensation                                    (240,984)              163,947               188,411
   Increase  (decrease) in accrued
      interest payable                                          93,889               (79,889)              822,897
   Increase  (decrease) in due to
      affiliates                                                 3,492                   864               (11,863)
                                                        -------------------------------------------------------------
    Cash provided (used) by operations                         627,121               683,466              (838,985)
                                                        -------------------------------------------------------------
 Financing and capital transactions:
   Guaranty payments from General
     Partner                                                    53,475               111,405               503,866
   Proceeds from notes payable                                 500,000               219,000
   Increase in deferred financing cost                                              (308,872)
   Payments of mortgages                                      (223,389)
                                                        -------------------------------------------------------------
    Cash provided by financing and
      capital transactions                                     330,086                21,533               503,866
                                                        -------------------------------------------------------------
 Investment and other transactions:
   (Increase) decrease in
     replacement reserve fund                                 (331,199)               58,954              (171,874)
   (Increase) decrease in china, glass,
     linen, and silver, net                                     (1,866)                                      4,576
   (Increase) decrease in cash escrow
     for real estate taxes                                      13,141              (110,710)              464,995
   Additions to property and
     equipment, net                                           (991,477)             (625,792)             (283,029)
                                                        -------------------------------------------------------------
 Cash provided (used) by
   investment and other transactions                        (1,311,401)             (677,548)               14,668
                                                        -------------------------------------------------------------
 Increase (decrease) in cash and
   cash equivalents                                        $  (354,194)          $    27,451           $  (320,451)
                                                        =============================================================
 Supplemental disclosure of cash flow
   information-cash paid for interest                      $ 4,659,596           $ 3,796,889           $ 3,967,912
                                                        =============================================================


 The accompanying notes are an integral part of these financial statements.

NOTES TO THE FINANCIAL STATEMENTS


(1)  BASIS OF PRESENTATION

The accompanying financial statements of PSH Master L.P. I (the Partnership) have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Partnership has incurred net losses since its inception, including 1994 - $1,073,093; 1993 - $2,233,357 and 1992 - $3,719,660 and at December 31, 1994,
the Partnership had a partners' deficit of $8,243,679. PC Development Limited Partnership (the General Partner) has not paid cash to the Partnership to cover these shortfalls in full pursuant to the Performance and Break-even Guaranty (the Guaranty Agreement) (see Note 9). PC Development was reorganized in 1992 under Chapter 11 of the U.S. Bankruptcy Code (see Note 2).

Recurring losses from operations, the default of the General Partner on its guaranty to provide sufficient cash to enable the Partnership to pay all its expenses through 1992, and the reorganization in bankruptcy of the General Partner raise substantial doubt about the Partnership's ability to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Partnership be unable to continue as a going concern. Management is of the opinion that the Partnership will continue to meet its obligations through the modified loan terms reached with Aetna Life Insurance Company (Aetna) (see Note 7) and Doubletree Hotels Corporation (Doubletree), the manager of the Partnership's hotels (see Note 8) thereby providing the time necessary for the hotels to achieve profitable operations and continue as a going concern.

(2)  BANKRUPTCY OF GENERAL PARTNER

On February 1, 1991, PC Development Limited Partnership, the General Partner, along with one of its general partners and two affiliated corporations, filed for protection from creditors under Chapter 11 of the U.S. Bankruptcy Code. On December 30, 1991, the debtors filed a Joint Plan of Reorganization and Disclosure Statement and, on April 19, 1992, the court confirmed the Plan.

An unsecured claim in the amount of $5,038,658 was filed in the bankruptcy case on behalf of the Partnership due to the General Partner's default under the Guaranty Agreement. This claim is net of $2,000,000 of the General Partner's funds previously applied to the Partnership's mortgages in February, 1991, and accordingly, the Partnership eliminated its obligation due to the General Partner and reduced the purchase price of the hotels acquired from the General Partner (see Notes 7, 9, and 10). During September 1994, 1993, and 1992, the Partnership received payments of $53,475, $111,405 and $503,866 respectively, on its unsecured claim. Total payments received to date by the Partnership against its unsecured claim total $668,746. The debtors estimate that approximately $1,000,000, including the previous payments, will be paid to the Partnership in satisfaction of the Partnership's claim. Due to the remaining variables in the Plan, however, there are no assurances as to the actual amount to be received. The Plan also provides that PC Development Limited Partnership will continue as the General Partner of the Partnership.

(3)  ORGANIZATION AND BUSINESS

The Partnership is a Delaware limited partnership formed on April 3, 1987. The Partnership will continue in existence until the close of Partnership business on December 31, 2037, or until its earlier termination in accordance with the provisions of the Amended and Restated Agreement of Limited Partnership (the Partnership Agreement).

On July 23, 1987, the Partnership received the net proceeds of an initial public offering of 3,110,000 Units of Limited Partner Interest representing gross offering proceeds of $31,100,000. On July 30, 1987, the Partnership purchased from its General Partner the Tampa hotel and the Disney hotel. On December 15, 1987, the Partnership purchased and opened the Raleigh/Durham hotel.

The hotels were originally operated as Pickett Suite Hotels by PH Management Company (formerly Pickett Hotel Company), an affiliate of the General Partner. The Partnership is a party to a Management Agreement with Doubletree (previously Guest Quarters) to operate and manage the hotels. The Management Agreement expires on December 29, 2011 with two consecutive ten year renewal options. Doubletree has operated the hotels since December 26, 1989, when it assumed management responsibilities from PH Management Company pursuant to a submanagement agreement. This submanagement agreement was terminated in 1992 in connection with the bankruptcy of PH Management Company and PC Development Limited Partnership (see Note 2). The Partnership pays a base management fee of 4.75% of hotel revenues. Doubletree assessed the properties up to two and one-half percent of total departmental revenues for national advertising and promotion during 1994 and will assess up to three and one-half percent of room revenues for national advertising and promotion in 1995. Other centralized services such as reservations and accounting are provided by Doubletree to the Partnership's properties based upon each hotel's share of such costs.

(4)  SIGNIFICANT ACCOUNTING POLICIES

Inventories:
------------

Inventories, consisting principally of food and beverages, are valued at the lower of cost (first-in, first-out) or market.

Property and equipment:
-----------------------

The initial purchase price allocation to land, leasehold interest in land, hotels, and furniture, fixtures and equipment was based upon independent appraisals obtained in connection with the public offering. Any cash payments made by the General Partner pursuant to its Guaranty Agreement (see Notes 2, 9, and 10) are recorded as a reduction in the purchase price originally allocated to the hotels. Depreciation and amortization are provided using the straight-line method over the estimated useful lives or lease terms, as follows:

leasehold interest in land--initial lease life of 45 years; hotels--45 years; furniture, fixtures and equipment--3, 5, and 10 years.

China, glass, linen and silver:
-------------------------------

A portion of the initial purchase price was allocated to china, glass, linen and silver for the amounts on-hand on the date of acquisition. The base stock method of accounting is used whereby the cost of maintaining and replenishing the base stock is expensed as incurred.

Deferred financing fees and organization costs:
-----------------------------------------------

Deferred financing fees are amortized over the life of the related loans and credit agreements using the straight-line method. Organization costs are amortized over five years using the straight-line method. Such fees and costs are net of accumulated amortization of $1,190,680 and $1,000,727 at December 31, 1994 and December 31, 1993, respectively.

Self-Insurance Program:
-----------------------

The Partnership uses a retrospective self-insurance plan for workers' compensation. A provision has been made in the financial statements, based on information currently available, which represents the expected future payments based on the estimated ultimate cost for incidents incurred prior to the balance sheet dates. Encompassed in this provision are refundable workers' compensation deposits which result from deposit payments made in excess of the estimated ultimate cost expected to be incurred.

Cash and cash equivalents:
--------------------------

The Partnership considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

(5)  REPLACEMENT RESERVE FUND

As required under current debt agreements the Partnership funds replacement reserves based upon revenue percentages of 2% for the Tampa and Raleigh/Durham hotels and 3% for the Disney hotel.

(6)  LEASES

The land for the Disney hotel is leased by the Partnership under an operating lease, the initial term of which expires March 11, 2032, with a renewal option for an additional period of 25 years. The Partnership pays annual rent based upon specified percentages of suite, food and beverage, and other hotel revenues, subject to a $100,000 minimum annual rent. Rent is computed and paid quarterly. Rent expense under this lease was $592,453 in 1994, $568,868 in 1993, and $561,626 in 1992.

(7) REAL ESTATE MORTGAGE NOTES

The nonrecourse notes in the original aggregate amount of $43,300,000 are secured by the first mortgages on the hotels, including the ground lease at the Disney hotel, and by the Guaranty Agreement (see Note 9). In February, 1991, Aetna applied $2,000,000 of the General Partner's funds, previously held in escrow, against the principal balance of the notes. On May 26, 1993, the Partnership modified certain terms of the mortgage loan documents with Aetna. Accordingly, during 1993 unpaid interest accruing in the aggregate amount of $4,876,267 was added to the principal balance of the mortgage computed at the contract rate of 10.25%. Additionally, the Partnership borrowed $219,000 from Aetna during 1993 to pay for closing costs incurred with the modifications. During 1993 interest was payable at an annual rate of 9% of $41,300,000 (original loan balance). During 1994, the Partnership made monthly payments of principal and interest on the outstanding principal of $46,395,267 based upon a 30-year amortization schedule. A final payment, including interest, is due on August 1, 1997. Principal amounts due in 1995, 1996, and 1997 are $268,759, $297,639, and $45,605,480. Also, Aetna will receive 25% of the net proceeds, as defined, at sale of the hotels, or net proceeds based upon market value if the hotels are not sold prior to the maturity of the loan, as appreciation interest. Doubletree provided a $500,000 loan to the Partnership for capital improvements in 1994 (see Note 8), and has guaranteed, up to $1,000,000, the Partnership's obligation to make debt service payments to Aetna. No amounts have been borrowed under the debt service agreement at December 31, 1994.

The Partnership is subject to prepayment penalties at all times except on the interest adjustment date and during the last three months of the loan term. Any future subordinate financing to be secured by all or any of the hotels is subject to Aetna's prior consent.

(8) NOTE PAYABLE

On October 26, 1994, the Partnership borrowed $500,000 from Doubletree for capital improvements. This nonrecourse note is secured by second mortgages on the hotels and is due at the termination of the management agreement with Doubletree (see Note 3). Interest is computed at 10.25% payable monthly in arrears and payment is equal to the lesser of the monthly computed interest due or monthly available cash flow from the Partnership.

(9)  RELATED PARTIES

The General Partner, an affiliate, is generally empowered by the Partnership Agreement to conduct, direct and exercise full control over all activities of the Partnership. Pursuant to its Guaranty Agreement, the General Partner was required to provide sufficient cash to allow the Partnership to pay all its expenses through 1992 and to distribute an 11% annual yield to Unitholders through 1990. Aetna is also a party to the Guaranty Agreement and debt service on the mortgage notes was guaranteed through 1992. The General Partner defaulted on its obligations under the Guaranty Agreement and was reorganized in 1992 under Chapter 11 of the U.S. Bankruptcy Code (see Note 2).

Total fees charged by Doubletree/Guest Quarters to the Partnership for management, advertising, reservation and accounting services were $1,919,253, $1,720,294, and $1,674,859 during 1994, 1993, and 1992, respectively. Of these amounts, PH Management Company received $246,898 in 1992 as its share of residual management fees, reservation and accounting fees. Nuho Company, a successor to PH Management Company pursuant to the bankruptcy plan, received residual management fees of $487,783, $466,186, and $140,976 during 1994, 1993, and 1992, respectively.

(10)  PARTNERSHIP DISTRIBUTIONS AND ALLOCATIONS

Cash flow available for distribution will be distributed 99 percent to the Unitholders and 1 percent to the General Partner until the Unitholders have received cash distributions sufficient to provide a 10 percent (11 percent for the fiscal years 1987 through 1990) noncompounded, cumulative return on the weighted average balances of the net invested capital (originally $31,100,000 in the aggregate) outstanding during such year. Any remaining cash flow available for distribution in excess of the foregoing amounts will be distributed 15 percent to the General Partner and 85 percent to the Unitholders, until the General Partner has received an amount equal to 10 percent of all cash flow available for distribution which has been distributed and, thereafter, 90 percent to the Unitholders and 10 percent to the General Partner.

Sale or refinancing proceeds, net of any appreciation interest due Aetna (see
Note 7), will be distributed 99 percent to the Unitholders and 1 percent to the General Partner until the Unitholders have received (from all prior distributions of cash, regardless of source) a 10 percent noncompounded cumulative return on their weighted average net invested capital and a return of their net invested capital balances. Any remaining sale or refinancing proceeds will be distributed 70 percent to the Unitholders and 30 percent to the General Partner.

Distributions resulting from a liquidation of the Partnership will be paid to the Partners in accordance with their positive capital account balances after such balances have been adjusted to reflect allocations of taxable income and taxable loss.

For federal income tax purposes, taxable income, whether from operations or the sale of a hotel, is allocated first to restore any deficit balances of the General Partner and Unitholders on a proportionate basis. Unitholders and the General Partner are then allocated taxable income 99 percent and 1 percent, respectively, (to the extent of cash distributions in this ratio) until the Unitholders have been allocated an amount equal to their net invested capital plus a 10 percent (11 percent for fiscal years 1987 through 1990) noncompounded, cumulative return on the weighted average balances of the net invested capital outstanding plus all prior distributions to the Unitholders of sale or refinancing proceeds. Thereafter, taxable income is allocated in the same proportions as and to the extent of distributions of cash.

For federal income tax purposes, taxable loss, whether from operations or the sale of a hotel, is allocated first to the extent of previously allocated taxable income in excess of distributions of cash and, thereafter, 99 percent to the Unitholders and one percent to the General Partner, except that the General Partner shall receive a special loss allocation to the extent of its cash payments pursuant to the Guaranty Agreement.

Unitholders of record on the last day of each month will be allocated the proportionate share of income or loss for that entire month.

Cash payments made by the General Partner pursuant to its Guaranty Agreement have been recorded as a reduction of the purchase price of the hotels. Accordingly, net property and equipment has been reduced by $10,932,768, reflecting $12,388,745 in payments by the General Partner net of accumulated depreciation of $1,455,977, through December 31, 1994. The equity accounts of the Limited Partners and the General Partner reflect a 99 percent and 1 percent allocation, respectively, of cumulative losses through December 31, 1994.

(11)  INCOME TAXES

Partnership taxable income or loss is allocated to the Partners according to the Partnership Agreement for inclusion in the determination of their taxable income. Accordingly, the accompanying financial statements include no provision for income taxes. The Partnership has considered statement of Financial Accounting Standard Number 109 "Accounting for Income Taxes" and, given the cumulative operating losses, has concluded that this standard has no impact on the Partnership's current financial statements.

The net losses for 1994, 1993, and 1992, as reported on the Partnership's federal tax return were ($1,934,790), ($3,761,095), and ($3,951,536), respectively, and differs from the net losses as reported in the accompanying financial statements primarily due to the difference between tax and book depreciation charges. This difference is due principally to cash payments made by the General Partner pursuant to its Guaranty Agreement (See Note 9) being recorded as a capital contribution for tax purposes versus a reduction in net property and equipment for financial reporting purposes and different depreciation lives for tax and book purposes. The net losses for tax purposes allocable to the Unitholders during 1994, 1993, and 1992 were ($1,862,502) or ($.60) per unit, ($3,615,573) or ($1.17) per unit, and ($3,413,193) or ($1.10)
per unit, respectively.

Under the Revenue Act of 1987, the Partnership's interest income is taxable to its Partners in the current year as portfolio income while the loss from operations for tax purposes is suspended. This suspended loss can only be used to offset future taxable income of the Partnership or can be recognized by a partner upon a complete disposition of his interest in the Partnership. The provision of the Revenue Act of 1987 which taxes publicly traded partnerships as corporations does not apply to PSH Master L.P. I until 1998.

INDEPENDENT AUDITORS' REPORT

To the Partners of PSH Master L.P. I:

         We have audited the accompanying balance sheets of PSH Master L.P. I (the "Partnership") as of December 31, 1994, and 1993, and the related statements of operations, partners' deficit, and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express (or disclaim) an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our report.

         The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 1 to the financial statements, the Partnership's recurring net losses and difficulty in generating sufficient cash flow to meet its obligations raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         Because of the possible material effects of the uncertainty referred to in the preceding paragraph, we are unable to express, and we do not express, an opinion on the accompanying financial statements.





DELOITTE & TOUCHE LLP

Columbus, Ohio
February 27, 1995

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.


PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The Registrant has no directors or executive officers.


ITEM 11. EXECUTIVE  COMPENSATION.

The Registrant has no executive officers or other employees.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The Registrant has no beneficial owner of more than 5% of any voting securities and has no directors or executive officers.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Not applicable.

PART IV


ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
               8-K.

Document                                                                                Location
--------                                                                                --------
(a)     1.   Financial Statements                                                       Item 8.
        2.   Financial Statement Schedules                                              Item 14.(d)
        3.   Exhibits:
        3.1  Amended and Restated Agreement of PSH Master L.P. I                        *
        3.2  Certificate of Limited Partnership of PSH Master L.P. I                    *
        4.1  Promissory Note (Durham)                                                   **
        4.2  Deed of Trust, Assignment of Rents and Security
             Agreement (Durham)                                                         **
        4.3  Promissory Note (Orlando)                                                  **
        4.4  Leasehold Mortgage and Security Agreement (Orlando)                        **
        4.5  Promissory Note (Rocky Point)                                              **
        4.6  Mortgage and Security Agreement (Rocky Point)                              **
       10.1  Performance and Breakeven Guaranty                                         *
       10.2  Management Agreement                                                       *
       10.3  Purchase Agreement                                                         ****
       10.4  Escrow Agreement                                                           ****
       10.5  Deposit Agreement (including form of Depository Receipt)                   ****
       10.6  The Disney Ground Lease                                                    *
       10.8  Non-Competition Agreement                                                  ****
       10.9  Consent to Submanagement Agreement and
             Amendment to Management Agreement                                          *****
       10(a) Future Advance Promissory Note (Orlando) dated as of
             January 1, 1992, from PSH Master L.P. I to Aetna Life
             Insurance Company.                                                         ******
       10(b) Consolidated and Renewal Promissory Note (Orlando)
             dated as of January 1, 1992, from PSH Master L.P. I to Aetna
             Life Insurance Company.                                                    ******
       10(c) Future Advance Promissory Note (Deferred Interest/
             Orlando) dated as of January 1, 1992, from PSH Master
             L.P. I to Aetna Life Insurance Company.                                    ******
       10(d) Modification Agreement (Orlando/Tampa) dated as of
             January 1, 1992, between PSH Master L.P. I and Aetna
             Life insurance Company.                                                    ******
       10(e) Future Advance Promissory Note (Tampa) dated as of
             January 1, 1992, from PSH Master L.P. I to Aetna Life
             Insurance Company.                                                         ******
       10(f) Consolidated and Renewal Promissory Note (Tampa)
             dated as of January 1, 1992, from PSH Master L.P. I to
             Aetna Life Insurance Company.                                              ******
       10(g) Future Advance Promissory Note (Deferred Interest/
             Tampa) dated as of January 1, 1992, from PSH Master L.P. I
             to Aetna Insurance Company.                                                ******

Document                                                                                Location
--------                                                                                --------
       10(h) Modification Agreement (Tampa/Orlando) dated as of
             January 1, 1992, between PSH Master L.P. I to Aetna Life
             Insurance Company.                                                         ******
       10(i) Future Advance Promissory Note (Durham) dated as of
             January 1, 1992, from PSH Master L.P. I to Aetna Life
             Insurance Company.                                                         ******
       10(j) Consolidated and Renewal Promissory Note (Durham)
             dated as of January 1, 1992, from PSH Master L.P. I to
             Aetna Life Insurance Company.                                              ******
       10(k) Future Advance Promissory Note (Deferred Interest/
             Durham) dated as of January 1, 1992, from PSH Master L.P. I
             to Aetna Life Insurance Company.                                           ******
       10(l) Modification Agreement (Durham) dated as of January 1,
             1992, from PSH Master L.P. I to Aetna Life
             Insurance Company.                                                         ******
       10(m) Mortgage and Security Agreement dated as of January 1,
             1992, from PH Master L.P. I to Aetna Life Insurance Company.               ******
       10(n) Consolidation and Modification Agreement dated as of
             January 1, 1992, from PSH Master L.P. I to Aetna Life
             Insurance Company.                                                         ******
       10(o) Deferred Interest and Payment Agreement dated as of
             January 1, 1992, between PSH Master L.P. I and Aetna
             Life Insurance Company.                                                    ******
       10(p) Assignment of Claim dated as of May 24, 1993, between
             PSH Master L.P. I and Aetna Life Insurance Company.                        ******
       10(q) Improvement Reserve Escrow Agreement dated as of
             May 24, 1993, among PSH Master L.P. I, Aetna Life
             Insurance Company, and BancBoston Mortgage Corp.                           ******
       10(r) Promissory Note dated as of May 24, 1993, from PSH Master
             L.P. I to Guest Quarters Hotels Partnership in the
             original principal amount of $500,000.                                     ******
       10(s) Promissory Note dated as of May 24, 1993, from PSH Master
             L.P. I to Guest Quarters Hotels Partnership in the
             original principal amount of $1,000,000.                                   ******
       10(t) Mortgage and Security Agreement (Rocky Point)  dated as of May 24, 1993, from PSH Master L.P. I to Guest Quarters
             Hotels Partnership.                                                        ******
       10(u) Leasehold Mortgage and Security Agreement (Orlando/
             Disney) dated as of May 24, 1993, from PSH Master L.P. I
             to Guest Quarters Hotels Partnership.                                      ******
       10(v) Deed of Trust dated as of May 24, 1993, from PSH Master
             L.P. I to Guest Quarters Hotels Partnership.                               ******
       10(w) Third Amendment to Management Agreement dated as
             of May 24, 1993, between PSH Master L.P. I and Guest
             Quarters Hotels Partnership.                                               ******

Document                                                                                Location
--------                                                                                --------
      16.1   Letter regarding Change in Certifying Accountant                           ***

*            Previously filed with the Securities and Exchange Commission in connection with the Registration Statement on Form
             S-1 of Pickett Suite Hotel Master L.P. I, Registration No. 33-13961, dated July 15, 1987.

**           Previously filed with the Securities and Exchange Commission Form 8-K, dated December 15, 1987.

***          Previously filed with the Securities and Exchange Commission Form 8-K, dated December 8, 1988.

****         Previously filed with the Securities and Exchange Commission Form 10-K, dated December 31, 1987.

*****        Previously filed with the Securities and Exchange Commission Form 8-K, dated December 6, 1989.

******       Previously filed with the Securities and Exchange Commission Form 8-K dated August 13, 1993.

(b)   None.

(c)   All required exhibits have previously been filed as described in Paragraph (a) of this Item 14.

(d)   Financial Statement Schedules are omitted because of the absence of the condition under which they are required.

SIGNATURES
----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


PSH MASTER L.P. I
-----------------
  (Registrant)

By:      PC Development Limited Partnership, General Partner

         By:     PH Management Company, General Partner



         By:     James V. Pickett                                  3/29/95
                 ---------------------------------------------     -------
                 James V. Pickett, Chairman and President           Date



         By:     Stephen C. Denz                                   3/29/95
                 ----------------------------------------------    -------
                 Stephen C. Denz, Secretary and Controller          Date
                 (Principal Financial Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

                 James V. Pickett                                  3/29/95
                 ---------------------------------------------     -------
                 James V. Pickett, Chairman and President of        Date
                 PH Management Company


No proxy statement, form of proxy or other proxy soliciting material has been sent to Unitholders prior to the filing of this annual report on Form 10-K.