Form 10-Q
period 1995-03-31
PSH MASTER L P I
filed 1995-05-15
CIK 813897

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of
1934

For Quarter Ended:      March 31, 1995        Commission File Number: 0-16840
                   -------------------------                          -------

               PSH MASTER L.P.I
- - -------------------------------------------------------------------------------
(Exact Name of Registrant as Specified in its Charter)

               Delaware                            31-1204568
- - -------------------------------------------------------------------------------
   (State of Organization)            (IRS Employer Identification Number)

               P.O. Box 18035, Columbus, OH  43218
- - -------------------------------------------------------------------------------
(Address of Principal Executive Offices, including Zip Code)

       (614)227-4235
- - -------------------------------------------------------------------------------
(Registrant's Telephone Number, including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     X   Yes                        No
   ----                    -------

The number of outstanding Units of Limited Partner Interest in the Registrant, as represented by Depository Receipts at May 12, 1995 was 3,110,000.

                               PSH MASTER L.P. I

                              REPORT ON FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1995

                                     Index

                                                                                       Page
                                                                                      Number
Part I.     Financial Information

         Item 1:     Financial Statements:

                           Balance Sheets                                               3

                           Statements of Operations                                     5

                           Statements of Cash Flows                                     6

                           Notes to Financial Statements                                7

         Item 2:     Management's Discussion and Analysis of                           10
                     Financial Condition and Results of Operation

Part II.     Other Information

         Items 1 through 6                                                             13


Signatures                                                                             14

                                PSH MASTER L.P.I
                                 BALANCE SHEETS
                                  (UNAUDITED)

Assets                                                                         March 31, 1995   December 31, 1994
- - ------                                                                         --------------   -----------------
Current assets:
 Cash and cash equivalents                                                        $   509,976         $   305,132
 Accounts receivable, trade                                                         1,203,580           1,062,885
 Inventories                                                                          102,173             117,215
 Prepaid expenses and other                                                           247,927             174,864
 Cash held in escrow                                                                  480,918             187,139
                                                                                  -----------         -----------
  Total current assets                                                              2,544,574           1,847,235
                                                                                  -----------         -----------
Property and equipment:
 Land                                                                               3,780,000           3,780,000
 Leasehold interest in land                                                         7,440,000           7,440,000
 Hotels                                                                            35,310,709          35,889,676
 Furniture, fixtures and equipment                                                 11,439,936          10,401,259
                                                                                  -----------         -----------
  Total                                                                            57,970,645          57,510,935

Less accumulated depreciation and amortization                                    (20,963,750)        (20,551,050)
                                                                                  -----------         -----------
  Total property and equipment, net                                                37,006,895          36,959,885
                                                                                  -----------         -----------
Other assets:
 Replacement reserve fund                                                             206,833             704,290
 China, glass, linen and silver, net                                                  781,590             781,590
 Deferred financing fees, organization costs
   and other, net                                                                     462,284             509,523
                                                                                  -----------         -----------
    Total other assets                                                              1,450,707           1,995,403
                                                                                  -----------         -----------
Total assets                                                                      $41,002,176         $40,802,523
                                                                                  ===========         ===========

The accompanying notes are an integral part of these financial statements.

                                PSH MASTER L.P.I
                                 BALANCE SHEETS
                                  (UNAUDITED)

Liabilities and Partners' Deficit                                              March 31, 1995    December 31, 1994
- - ---------------------------------                                              --------------    -----------------
Current liabilities:
 Current portion of mortgage notes payable                                        $   253,789         $    268,759
 Accounts payable                                                                   1,498,205            1,360,583
 Due to affiliates                                                                     55,228               38,169
 Accrued expenses:
  Payroll and related taxes                                                           415,295              363,155
  Real estate and other taxes                                                         416,589              113,952
  Interest                                                                             22,067              403,639
  Other                                                                               142,424               94,826
                                                                                  -----------         ------------
   Total current liabilities                                                        2,803,597            2,643,083
                                                                                  -----------         ------------

Note payable                                                                          500,000              500,000
Mortgage notes payable, less current portion                                       45,754,440           45,903,119

Partners' Deficit:
 General Partner                                                                     (247,096)            (259,705)
 Limited Partners (3,110,000 units outstanding)                                    (7,808,765)          (7,983,974)
                                                                                  -----------         ------------
   Total partners' deficit                                                         (8,055,861)          (8,243,679)
                                                                                  -----------         ------------
Total liabilities and partners' deficit                                           $41,002,176         $ 40,802,523
                                                                                  ===========         ============





The accompanying notes are an integral part of these financial statements.

                                PSH MASTER L.P.I
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                       Quarter ended     Quarter ended
                                                                      March 31, 1995    March 31, 1994
                                                                      --------------    --------------
Revenues:
  Suites                                                                 $4,664,497         $4,521,339
  Other                                                                   1,344,393          1,186,207
                                                                         ----------         ----------
   Total revenues                                                         6,008,890          5,707,546
                                                                         ----------         ----------

Operating costs and expenses:
 Direct operating:
  Suites                                                                    936,535            968,171
  Other                                                                     935,883            882,230
 Other operating:
  Sales, general and administrative                                       1,252,588          1,202,000
  Energy and maintenance                                                    473,954            481,421
  Rents, taxes and other                                                    506,302            507,435
  Partnership administrative                                                 66,597             58,851
  Depreciation and amortization                                             459,936            469,714
                                                                         ----------         ----------
   Total operating costs and expenses                                     4,631,795          4,569,822
                                                                         ----------         ----------
Income from operations                                                    1,377,095          1,137,724
Interest income                                                               5,589              3,743
Interest expense                                                          1,194,866          1,188,381
                                                                         ----------         ----------
Net income (loss)                                                        $  187,818         $  (46,914)
                                                                         ----------         ----------

Net income (loss) per unit of
 limited partnership interest                                            $     0.06         $    (0.01)
                                                                         ----------         ----------



The accompanying notes are an integral part of these financial statements.

                                PSH MASTER L.P.I
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                               Quarter ended    Quarter ended
                                                                              March 31, 1995   March 31, 1994
                                                                              --------------   --------------
Cash provided (used) by operations:
 Net income (loss)                                                               $  187,818       $  (46,914)
 Changes not requiring cash:
  Depreciation and amortization                                                     459,936          469,714
 Working capital changes:
  Increase in accounts receivable, trade                                           (140,695)        (653,021)
  Increase in inventories,
    prepaid expenses and other                                                      (72,314)         (33,505)
  Increase in accounts payable and accrued expenses                                 554,293          594,796
  Decrease in accrued interest payable                                             (381,572)        (309,750)
  Increase in due to affiliates                                                      17,059           17,853
                                                                                 ----------       ----------
   Cash provided by operations                                                      624,525           39,173
                                                                                 ----------       ----------

Investment and other transactions:
 Decrease in replacement reserve fund                                               497,457           39,047
 Increase in cash escrow for real estate taxes                                     (293,779)        (294,456)
 Additions to property and equipment, net                                          (459,710)         (98,969)
 Payments of mortgages                                                             (163,649)         (58,865)
                                                                                 ----------       ----------

  Cash used by investment and other transactions                                   (419,681)        (413,243)
                                                                                 ----------       ----------

Increase (decrease) in cash and cash equivalents                                 $  204,844       $ (374,070)
                                                                                 ==========       ==========

Supplemental disclosure of cash flow information--
  cash paid for interest                                                         $1,576,438       $1,498,131
                                                                                 ==========       ==========



The accompanying notes are an integral part of these financial statements.

NOTES TO THE FINANCIAL STATEMENTS

(1)  BASIS OF PRESENTATION

The accompanying financial statements of PSH Master L.P. I (the Partnership) have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Partnership has incurred net losses since its inception and at March 31, 1995 the Partnership had a partners' deficit of $8,055,861. PC Development Limited Partnership (the General Partner) has not paid cash to the Partnership to cover these shortfalls in full pursuant to the Performance and Breakeven Guaranty (the Guaranty Agreement). PC Development was reorganized in 1992 under Chapter 11 of the U.S. Bankruptcy Code.

Recurring losses from operations, the default of the General Partner on its guaranty to provide sufficient cash to enable the Partnership to pay all its expenses through 1992, and the reorganization in bankruptcy of the General Partner raise substantial doubt about the Partnership's ability to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability of recorded asset amounts or the amounts of liabilities that might be necessary should the Partnership be unable to continue as a going concern. Management is of the opinion that the Partnership will continue to meet its obligations through the modified loan terms reached with Aetna Life Insurance Company (Aetna) (see Note 5) and Doubletree Hotels Corporation (Doubletree), the manager of the Partnership's hotels, see Note 6, thereby providing the time necessary for the hotels to achieve profitable operations and continue as a going concern.

(2)  ORGANIZATION AND BUSINESS

The Partnership is a Delaware limited partnership which owns three all-suite hotels located in Tampa, Florida; WALT DISNEY WORLD(R) Village in Lake Buena Vista, Florida; and in the Research Triangle area near Raleigh/Durham, North Carolina.

(3)  SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:

In the opinion of Management, the accompanying financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of the Partnership at March 31, 1995 and March 31, 1994 and the results of its operations for the quarters then ended. The Partnership has considered Statement of Financial Accounting Standard Number 109 "Accounting for Income Taxes" and, given the cumulative operating losses, has concluded that this standard will have no impact on the Partnership's financial statements.

(4)  RELATED PARTIES

The General Partner, an affiliate, is generally empowered by the Partnership Agreement to conduct, direct and exercise full control over all activities of the Partnership.

In December, 1993 Guest Quarters and Doubletree Hotels Corporation completed a merger of their two companies. The resulting company, Doubletree Hotels Corporation (Doubletree), now operates a 104 hotel, 26,500 room national hotel chain. The Doubletree and Guest Quarters brands will be integrated during the first half of 1995 and a new name of "Doubletree Guest Suites" will replace the previous "Guest Quarters" brand. Total fees charged by Doubletree to the Partnership for management, advertising, reservation and accounting services were $511,941 and $526,873 during the first quarter of 1995 and 1994, respectively. Of these amounts, Nuho Company, a successor to PH Management Company, pursuant to the bankruptcy plan, received $141,816 and $133,872 during the first quarter of 1995 and 1994, respectively, as its share of residual management fees.

(5)  REAL ESTATE MORTGAGE NOTES

The nonrecourse notes in the original aggregate amount of $43,300,000 are secured by the first mortgages on the hotels, including the ground lease at the Disney hotel. In February, 1991, Aetna applied $2,000,000 of the General Partner's funds, previously held in escrow, against the principal balance of the notes. On May 26, 1993, the Partnership modified certain terms of the mortgage loan documents with Aetna. Accordingly, during 1993 unpaid interest accruing in the aggregate amount of $4,876,267 was added to the principal balance of the mortgage computed at the contract rate of 10.25%. Additionally, the Partnership borrowed $219,000 from Aetna during 1993 to pay for closing costs incurred with the modifications. During 1995 and 1994, the Partnership made monthly payments of principal and interest on the outstanding principal of $46,395,267 based upon a 30-year amortization schedule. A final payment, including interest, is due on August 1, 1997. Aetna will receive 25% of the net proceeds, as defined, at sale of the hotels, or net proceeds based upon market value if the hotels are not sold prior to the maturity of the loan, as appreciation interest.

Doubletree provided a $500,000 loan to the Partnership for capital improvements in 1994 (see Note 6), and has guaranteed, up to $1,000,000, the Partnership's obligation to make debt service payments to Aetna. No amounts have been borrowed under the debt service agreement at March 31, 1995.

(6)  NOTE PAYABLE

On October 26, 1994, the Partnership borrowed $500,000 from Doubletree for capital improvements. This nonrecourse note is secured by second mortgages on the hotels and is due at the termination of the management agreement with Doubletree. Interest is computed at 10.25% payable monthly in arrears and payment is equal to the lesser of the monthly computed interest due or monthly available cash flow from the Partnership.

(7)  PARTNERSHIP DISTRIBUTIONS AND ALLOCATIONS

For financial statement reporting purposes, net income (losses) are allocated 99 percent to the Unitholders and 1 percent to the General Partner. The net income (losses) allocated to the Unitholders for the quarter ended March 31, 1995 and March 31, 1994 were $185,940, or $.06 per unit, and ($46,445), or ($.01) per unit, respectively.

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

The Partnership modified certain terms of the mortgage loan documents with Aetna Life Insurance Company (Aetna), effective May 26, 1993. Accordingly, during 1993 unpaid interest accruing in the aggregate amount of $4,876,267 was added to the principal balance of the mortgage. In 1994 and 1995, the Partnership made monthly payments of principal and interest on the outstanding principal of $46,395,267 based upon a 30-year amortization schedule at the contract rate of 10.25%, in accordance with the modified loan terms. Cash from current year operations, after required replacement reserves, exceeded the required debt service to Aetna for 1994 by $77,093. This excess amount was paid to Aetna on March 16, 1995, as a reduction of accrued interest in accordance with the modified loan terms. For the first quarter ended March 31, 1995, cash from operations, after required replacement reserves, exceeded the required debt service by $450,301. This excess is expected to be diminished in the second half of the year, especially during the fourth quarter, due to the seasonality of the hotels' business.

The Partnership's liquidity is supplemented by the guarantee of Guest Quarters, up to $1,000,000 to fund cash deficits in the event the properties cannot meet the revised terms of the Aetna loans. No amounts have been borrowed under such agreement at March 31, 1995.

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

The General Partner established an escrow account in 1987 in the initial amount of $5,500,000 on behalf of the Partnership to secure its obligation under the Guaranty Agreement through 1990. Payments from the escrow account totaled $5,500,000 through 1991. In addition to the amounts released from escrow, the General Partner made direct payments to the Partnership of $6,220,000 through 1990 pursuant to the Guaranty Agreement. During September, 1994, 1993 and 1992, the Partnership received payments of $53,475, $111,405, and $503,866, respectively, on its unsecured claim against PC Development Limited Partnership, the General Partner, which filed for protection from creditors under Chapter 11 of the U.S. Bankruptcy code on February 1, 1991. The debtors estimate that approximately $1,000,000, including the previous payments, will be paid to the Partnership over five years in satisfaction of the Partnership's claim, including the amounts already received.

The Partnership is required by its Management Agreement to maintain Replacement Reserve Fund balances of specified amounts to facilitate operating the Hotels as "first-class" suite accommodations. Separate Replacement Reserve Funds have been established for replacements, substitutions and additions to furniture and equipment and must be funded each accounting period. In connection with the agreements with Aetna and Guest Quarters, the Partnership is depositing cash into replacement reserves based upon revenue percentages of 2% for the Tampa and Raleigh/Durham hotels and 3% for the Disney hotel.

In addition, the Partnership borrowed $500,000 from Doubletree to be used for capital improvements on October 26, 1994. Interest is computed at 10.25% payable monthly in arrears.

In 1991, the Partnership began depositing cash each month into escrow for the payment of real and personal property taxes, as required by Aetna. The monthly deposits to the escrow account are equal to the estimated monthly expense of these taxes.

RESULTS OF OPERATIONS

The Tampa and Disney hotels opened in April 1986 and March 1987, respectively, and the Durham hotel opened in December 1987. The following table summarizes combined operating information for the hotels:

                                                                  Quarter Ended         Quarter Ended
                                                                  Mar. 31, 1995         Mar. 31, 1994
                                                                  --------------        --------------
Available suites                                                        57,150                57,150

Occupancy percentage                                                     78.34%                79.16%

Average daily rate                                                    $ 104.18              $  99.94

Direct operating costs as a percent of total revenues                     31.2%                 32.4%
Income before depreciation and amortization expense                   $647,754              $422,800

Income before depreciation and amortization
  expense per unit of limited partnership interest                        $.21                  $.14

Total revenues increased 5.3% from 1994, based upon a 4.2% increase in average daily rate and a slight decline of 1.0% in occupancy. Average daily rate increases were achieved at Tampa and Raleigh/Durham while Disney's rate remained stable. Food, beverage and other revenues increased 13.3% from 1994, based upon higher volumes and price increases. Direct operating costs declined as a percentage of total revenues due to continued cost containment and increased average daily rate. Sales, general and administrative expenses increased 4% due primarily from an increase in management fees, based upon higher revenues, and an increase in certain employee benefits resulting from the Doubletree merger. Energy and maintenance costs and rents, taxes and other expenses remained steady when compared to the prior year.

Partnership administrative expenses consist primarily of quarterly and annual report costs, tax processing and transfer agent charges, and legal and audit fees.

PART II. OTHER INFORMATION

ITEMS 1 THROUGH 6

Information required in Items 1 through 6 is not applicable to the Registrant for the quarter ended March 31, 1995.

SIGNATURES

Pursuant to the requirements of the Security Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PSH MASTER L.P.I
(Registrant)

By:    PC Development Limited Partnership,
       General Partner

       By:    PH Management Company,
              General Partner

              By:  James V. Pickett                                5/12/95
                   --------------------------------               ---------
                   James V. Pickett, Chairman                        Date

              By:  Stephen C. Denz                                  5/12/95
                   --------------------------------               ---------
                   Stephen C. Denz, Controller                       Date
                   (Principal Financial Officer)