Form 10-Q
period 1995-06-30
PSH MASTER L P I
filed 1995-08-14
CIK 813897

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of
1934

FOR QUARTER ENDED:      JUNE 30, 1995       COMMISSION FILE NUMBER:  0-16840
                        -------------                                -------

               PSI MASTER L.P. I
- ------------------------------------------------------
(Exact Name of Registrant as Specified in its Charter)

           DELAWARE                                         31-1204568
- -----------------------                     ------------------------------------
(State of Organization)                     (IRS Employer Identification Number)

               P.O. BOX 18035, COLUMBUS, OH  43218
- ------------------------------------------------------------
(Address of Principal Executive Offices, including Zip Code)

               (614) 227-4235
- ----------------------------------------------------
(Registrant's Telephone Number, including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     X        Yes              No
    ---                    ---

The number of outstanding Units of Limited Partner Interest in the Registrant, as represented by Depository Receipts at August 14, 1995 was 3,110,000.

                               PSH MASTER L.P. I

                              REPORT ON FORM 10-Q

                      FOR THE QUARTER ENDED JUNE 30, 1995

                                     Index
                                     -----

                                                                       Page
                                                                      Number
                                                                      ------
Part I.   Financial Information

      Item 1:   Financial Statements:

                  Balance Sheets                                          3

                  Statements of Operations                                5

                  Statements of Cash Flows                                7

                  Notes to Financial Statements                           8

      Item 2:   Management's Discussion and Analysis of
                Financial Condition and Results of Operation              11

Part II.  Other Information

      Items 1 through 6                                                   15


Signatures                                                                16

Financial Data Schedule                                                   17


                                PSH MASTER L.P.I
                                 BALANCE SHEETS
                                  (UNAUDITED)


Assets                                              June 30, 1995    December 31, 1994
- ------                                              -------------    -----------------
Current assets:
 Cash and cash equivalents                          $    450,648       $    305,132
 Accounts receivable, trade                              992,430          1,062,885
 Inventories                                             110,218            117,215
 Prepaid expenses and other                              164,511            174,864
 Cash held in escrow                                     702,451            187,139
                                                    ------------       ------------
   Total current assets                                2,420,258          1,847,235
                                                    ------------       ------------
Property and equipment:

 Land                                                  3,780,000          3,780,000
 Leasehold interest in land                            7,440,000          7,440,000
 Hotels                                               35,906,442         35,889,676
 Furniture, fixtures and equipment                    11,030,594         10,401,259
                                                    ------------       ------------
  Total                                               58,157,036         57,510,935

 Less accumulated depreciation and amortization
                                                     (21,411,280)       (20,551,050)
                                                    ------------       ------------
   Total property and equipment, net                  36,745,756         36,959,885
                                                    ------------       ------------
Other assets:

 Replacement reserve fund                                162,846            704,290
 China, glass, linen and silver, net                     781,590            781,590
 Deferred financing fees, organization costs
  and other, net                                         414,848            509,523
                                                    ------------       ------------
   Total other assets                                  1,359,284          1,995,403
                                                    ------------       ------------
Total assets                                        $ 40,525,298       $ 40,802,523
                                                    ============       ============


The accompanying notes are an integral part of these financial statements.

                                PSH MASTER L.P.I
                                 BALANCE SHEETS
                                  (UNAUDITED)


Liabilities and Partners' Deficit                         June 30, 1995    December 31, 1994
- ---------------------------------                         -------------    -----------------
Current liabilities:
 Current portion of mortgage notes payable                 $   260,348        $    268,759
 Accounts payable                                            1,102,898           1,360,583
 Due to affiliates                                              42,435              38,169
 Accrued expenses:
  Payroll and related taxes                                    292,642             363,155
  Real estate and other taxes                                  553,359             113,952
  Interest                                                      34,880             403,639
  Other                                                        126,919              94,826
                                                           -----------        ------------

   Total current liabilities                                 2,413,481           2,643,083
                                                           -----------        ------------

Note payable                                                   500,000             500,000
Mortgage notes payable, less current portion                45,681,003          45,903,119

Partners' Deficit:
 General Partner                                              (247,229)           (259,705)
 Limited Partners (3,110,000 units outstanding)             (7,821,957)         (7,983,974)
                                                           -----------        ------------

   Total partners' deficit                                  (8,069,186)         (8,243,679)
                                                           -----------        ------------

Total liabilities and partners' deficit                    $40,525,298        $ 40,802,523
                                                           ===========        ============






The accompanying notes are an integral part of these financial statements.

                                PSH MASTER L.P.I
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                Six                  Six
                                           Months ended         Months ended
                                           June 30, 1995        June 30, 1994
                                           -------------        -------------
Revenues:
 Suites                                     $ 9,175,616         $  8,825,577
 Other                                        2,624,510            2,445,152
                                            -----------         ------------
  Total revenues                             11,800,126           11,270,729
                                            -----------         ------------

Operating costs and expenses:
 Direct operating:
  Suites                                      1,919,734            1,852,397
  Other                                       1,853,492            1,799,431
 Other operating:
  Sales, general and administrative           2,442,868            2,410,458
  Energy and maintenance                        996,578              973,310
  Rents, taxes and other                        972,588            1,009,500
  Partnership administrative                    108,232               97,615
  Depreciation and amortization                 954,905              922,332
                                            -----------         ------------

  Total operating costs and expenses          9,248,397            9,065,043
                                            -----------         ------------

Income from operations                        2,551,729            2,205,686
Interest income                                  10,810                9,204
Interest expense                              2,388,047            2,375,239
                                            -----------         ------------

Net income (loss)                           $   174,492         $   (160,349)
                                            ===========         ============

Net income (loss) per unit of
 limited partnership interest               $      0.06         $      (0.05)
                                            ===========         ============



The accompanying notes are an integral part of these financial statements.

                                PSH MASTER L.P.I
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                      Quarter ended      Quarter ended
                                                      June 30, 1995      June 30, 1994
                                                      -------------      -------------
Revenues:
 Suites                                                $4,511,119         $4,304,238
 Other                                                  1,280,117          1,258,945
                                                       ----------         ----------
   Total revenues                                       5,791,236          5,563,183
                                                       ----------         ----------
Operating costs and expenses:
 Direct operating:

  Suites                                                  983,199            884,226
  Other                                                   917,609            917,201
 Other operating:
  Sales, general and administrative                     1,190,280          1,208,458
  Energy and maintenance                                  522,624            491,889
  Rents, taxes and other                                  466,286            502,065
  Partnership administrative                               41,635             38,764
  Depreciation and amortization                           494,969            452,618
                                                       ----------         ----------

   Total operating costs and expenses                   4,616,602          4,495,221
                                                       ----------         ----------

Income from operations                                  1,174,634          1,067,962
Interest income                                             5,221              5,461
Interest expense                                        1,193,181          1,186,858
                                                       ----------         ----------

Net loss                                               $  (13,326)        $ (113,435)
                                                       ==========         ==========

Net loss per unit of                                   $    (0.00)        $    (0.04)
 limited partnership interest                          ==========         ==========





The accompanying notes are an integral part of these financial statements.

                                PSH MASTER L.P.I
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                          Six                 Six
                                                                     Months ended        Months ended
                                                                     June 30, 1995       June 30, 1994
                                                                     -------------       -------------
Cash provided (used) by operations:
 Net income (loss)                                                    $  174,492         $ (160,349)
Changes not requiring cash:
  Depreciation and amortization                                          954,905            922,332
 Working capital changes:
  (Increase) decrease in accounts receivable, trade                       70,455           (533,617)
  (Increase) decrease in inventories,
    prepaid expenses and other                                            17,350            (27,319)
  Increase in accounts payable and accrued expenses                      143,303            532,920
  Decrease in accrued interest payable                                  (368,759)          (309,750)
  Increase in due to affiliates                                            4,266              4,752
                                                                      ----------         ----------
   Cash provided by operations                                           996,012            428,969
                                                                      ----------         ----------
Investment and other transactions:

 (Increase) decrease in replacement reserve fund                         541,444           (165,539)
 Increase in cash escrow for real estate taxes                          (515,312)          (514,436)
 Additions to property and equipment, net                               (646,101)          (178,512)
 Payments of mortgages                                                  (230,527)          (119,254)
                                                                      ----------         ----------

  Cash used by investment and other transactions                        (850,496)          (977,741)
Increase (decrease) in cash and cash equivalents                      ----------         ----------

                                                                      $  145,516         $ (548,772)
                                                                      ==========         ==========

Supplemental disclosure of cash flow information--                    $2,756,807         $2,684,989
  cash paid for interest                                              ==========         ==========


The accompanying notes are an integral part of these financial statements.

NOTES TO THE FINANCIAL STATEMENTS

(1)  BASIS OF PRESENTATION

The accompanying financial statements of PSH Master L.P. I (the Partnership) have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Partnership has incurred net losses since its inception and at June 30, 1995 the Partnership had a partners' deficit of $8,069,186. PC Development Limited Partnership (the General Partner) has not paid cash to the Partnership to cover these shortfalls in full pursuant to the Performance and Breakeven Guaranty (the Guaranty Agreement). PC Development was reorganized in 1992 under Chapter 11 of the U.S. Bankruptcy Code.

Recurring losses from operations, the default of the General Partner on its guaranty to provide sufficient cash to enable the Partnership to pay all its expenses through 1992, and the reorganization in bankruptcy of the General Partner raise substantial doubt about the Partnership's ability to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability of recorded asset amounts or the amounts of liabilities that might be necessary should the Partnership be unable to continue as a going concern. Management is of the opinion that the Partnership will continue to meet its obligations through the modified loan terms reached with the mortgagor (see Note 5) and Doubletree Hotels Corporation (Doubletree), the manager of the Partnership's hotels (see Note 4), thereby providing the time necessary for the hotels to achieve profitable operations and continue as a going concern.

(2)  ORGANIZATION AND BUSINESS

The Partnership is a Delaware limited partnership which owns three all-suite hotels located in Tampa, Florida; WALT DISNEY WORLD(R) Village in Lake Buena Vista, Florida; and in the Research Triangle area near Raleigh/Durham, North Carolina.

(3)  SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:

In the opinion of Management, the accompanying financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of the Partnership at June 30, 1995 and June 30, 1994 and the results of its operations for the year-to-date and quarterly periods ended June 30, 1995 and June 30, 1994. The Partnership has considered Statement of Financial Accounting Standard Number 109 "Accounting for Income Taxes" and, given the cumulative operating losses, has concluded that this standard will have no impact on the Partnership's financial statements.

(4)  RELATED PARTIES

The General Partner, an affiliate, is generally empowered by the Partnership Agreement to conduct, direct and exercise full control over all activities of the Partnership.

In December, 1993 Guest Quarters and Doubletree Hotels Corporation completed a merger of their two companies. The resulting company, Doubletree Hotels Corporation (Doubletree), now operates a 104 hotel, 26,500 room national hotel chain. The Doubletree and Guest Quarters brands have been integrated during the first half of 1995 and a new name of "Doubletree Guest Suites" has replaced the previous "Guest Quarters" brand. Total fees charged by Doubletree to the Partnership for management, advertising, reservation and accounting services were $387,079 and $507,628 during the second quarter of 1995 and 1994, respectively. Of these amounts, Nuho Company, a successor to PH Management Company, pursuant to the bankruptcy plan, received $140,735 and $128,100 during the second quarter of 1995 and 1994, respectively, as its share of residual management fees. Year-to-date, Doubletree earned $899,019 for its services compared to $1,034,501 in the first half of 1994. Of these amounts, Nuho Company received residual fees of $282,551 compared to $261,972 received in the first half of 1994. The total fees earned by Doubletree in the second quarter reflect a credit to the Partnership of $117,119 to be used for expenses, including signage costs, associated with the conversion to the Doubletree name.

(5)  REAL ESTATE MORTGAGE NOTES

The nonrecourse notes in the original aggregate amount of $43,300,000 are secured by the first mortgages on the hotels, including the ground lease at the Disney hotel. In February, 1991, Aetna Life Insurance Company (Aetna) applied $2,000,000 of the General Partner's funds, previously held in escrow, against the principal balance of the notes. On May 26, 1993, the Partnership modified certain terms of the mortgage loan documents with Aetna. Accordingly, during 1993 unpaid interest accruing in the aggregate amount of $4,876,267 was added to the principal balance of the mortgage computed at the contract rate of 10.25%. Additionally, the Partnership borrowed $219,000 from Aetna during 1993 to pay for closing costs incurred with the modifications. During 1995 and 1994, the Partnership made monthly payments of principal and interest on the outstanding principal of $46,395,267 based upon a 30-year amortization schedule. A final payment, including interest, is due on August 1, 1997. The lender will receive appreciation interest equal to 25% of the net proceeds, as defined, at sale of the hotels, or net proceeds based upon market value if the hotels are not sold prior to the maturity of the loan.

Doubletree has guaranteed, up to $1,000,000, the Partnership's obligation to make debt service payments. No amounts have been borrowed under the debt service agreement at June 30, 1995.

(6)  NOTE PAYABLE

On October 26, 1994, the Partnership borrowed $500,000 from Doubletree for capital improvements. This nonrecourse note is secured by second mortgages on the hotels and is due at the termination of the management agreement with Doubletree. Interest is computed at 10.25% and payment is equal to the lesser of the monthly computed interest due or monthly available cash flow from the Partnership.

(7)  PARTNERSHIP DISTRIBUTIONS AND ALLOCATIONS

For financial statement reporting purposes, net income (losses) are allocated 99 percent to the Unitholders and 1 percent to the General Partner. The net losses allocated to the Unitholders for the quarter ended June 30, 1995 and June 30, 1994 were ($13,193), or ($.00) per unit, and ($112,301), or ($.04) per unit, respectively. The net income (losses) allocated to the Unitholders for the first six months of 1995 were $172,747, or $.06 per unit, compared to ($158,746), or ($.05) per unit, for the same period of the previous year.

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

The Aetna modifications of the interest pay rate have allowed the Partnership to remain current in its debt service obligations. During 1995 and 1994, the Partnership paid principal and interest payments at the rate of 10.25% based upon a 30-year amortization schedule in accordance with the restructured loans. Cash from current year operations, after required replacement reserves, exceeded the required debt service by $737,880 for the first six months of 1995 and by $287,579 during the second quarter of 1995. This excess is expected to be diminished in the second half of the year, especially during the fourth quarter, due to the seasonality of the hotels' business.

The Partnership's liquidity is supplemented by the guarantee of Doubletree, up to $1,000,000 to fund cash deficits in the event the properties cannot meet the revised loan terms. No amounts have been borrowed under such agreement at June 30, 1995.

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

The Partnership is required by its Management Agreement to maintain Replacement Reserve Fund balances of specified amounts to facilitate operating the Hotels as "first-class" suite accommodations. Separate Replacement Reserve Funds have been established for replacements, substitutions and additions to furniture and equipment and must be funded each accounting period. In connection with the agreements with the lender and Doubletree, the Partnership is depositing cash into replacement reserves based upon revenue percentages of 2% for the Tampa and Raleigh/Durham hotels and 3% for the Disney hotel.

In addition, the Partnership borrowed $500,000 from Doubletree to be used for capital improvements on October 26, 1994. Interest is computed at 10.25% payable monthly in arrears.

In 1991, the Partnership began depositing cash each month into escrow for the payment of real and personal property taxes, as required by the lender. The monthly deposits to the escrow account are equal to the estimated monthly expense of these taxes.

RESULTS OF OPERATIONS

The Tampa and Disney hotels opened in April 1986 and March 1987, respectively, and the Durham hotel opened in December 1987. The following table summarizes combined operating information for the hotels:

                                                                                     Six Months           Six Months
                                          Quarter Ended       Quarter Ended            Ended                Ended
                                          June 30, 1995       June 30, 1994        June 30, 1995        June 30, 1994
                                          -------------       -------------        -------------        -------------
Available suites                                 57,785              57,785              114,935              114,935

Occupancy percentage                             80.03%              78.73%               79.19%               78.94%

Average daily rate                               $97.55              $94.61              $100.81               $97.27

Direct operating costs as a percent
of total revenues                                 32.8%               32.4%                32.0%                32.4%

Income  before depreciation and
amortization expense                           $481,643            $339,183           $1,129,397             $761,983


Income before depreciation and
amortization expense per unit of
limited partnership interest                       $.15                $.11                 $.36                 $.24


SIX MONTHS ENDED JUNE 30, 1995

Total revenues increased 4.5% during the first six months of 1995, driven by an increase in average daily rate of $3.54 or 3.6%. Occupancy was down slightly at both of the Florida hotels, compared to the first six months of 1994, but strong volumes at the Raleigh/Durham hotel resulted in a small improvement in overall occupancy. Food, beverage and other revenues increased 7.3% over the prior year, based upon both higher volumes and price increases.

Direct operating costs increased by 3.3% in the first six months, compared to the same period of 1994, but declined as a percent of sales due to increased average daily rate and other revenue gains. Sales, general and administrative expenses, up 1.3%, reflect higher management fees associated with revenue gains and increases in certain employee benefits and promotional costs associated with the conversion to the Doubletree brand. Energy and maintenance costs increased by 2.4% over 1994 due primarily to higher grounds and landscaping costs incurred at all the properties, such as tree removals and shrubbery replacements for aging foliage. Rents, taxes and other expenses decreased 4% over 1994 due to Disney's ground rent being reduced due to lower revenues and lower insurance costs for the properties when compared to the previous year.

Partnership administrative expenses consist primarily of quarterly and annual report costs, tax processing and transfer agent charges, and legal and audit fees.

QUARTER ENDED JUNE 30, 1995

Total revenues increased by 4.1% during the quarter. Nearly all of this increase resulted from higher average daily rates achieved at each of the hotels. Overall occupancy volumes were higher, with only the Disney hotel recording slightly lower occupancy.

Direct operating costs associated with the suites department increased 11.1% in the quarter, driving direct operating costs up to 32.8% compared to 32.4% in the second quarter of 1994. Suites costs were negatively impacted by higher labor costs in Tampa and Raleigh/Durham and by costs associated with the conversion to the Doubletree brand, including guest supplies and the Doubletree cookie program.

Sales, general and administrative expenses declined in the second quarter due to a credit received from Doubletree in the amount of $117,119 to fund costs associated with the conversion, including signage changes, which are currently underway. Higher management fees and credit card commissions (based upon higher revenue levels), increased security expenses and relocation costs associated with personnel changes at the Disney hotel offset the credit received from Doubletree. Energy and maintenance costs increased 6.2% during the quarter, due to maintenance costs incurred primarily for air conditioning and landscaping repairs.

PART II.          OTHER INFORMATION

ITEMS 1 THROUGH 6

Information required in Items 1 through 6 is not applicable to the Registrant for the quarter ended June 30, 1995.

SIGNATURES

Pursuant to the requirements of the Security Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PSH MASTER L. P. I
- ------------------

(Registrant)

By:      PC Development Limited Partnership,
         General Partner

         By:      PH Management Company,
                  General Partner

                  By:  James V. Pickett                  8/14/95
                       ---------------------------       -------
                       James V. Pickett, Chairman          Date

                  By:  Stephen C. Denz                   8/14/95
                       ---------------------------       -------
                       Stephen C. Denz, Controller         Date
                       (Principal Financial Officer)