Form 10-Q
period 1995-09-30
PSH MASTER L P I
filed 1995-11-14
CIK 813897

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of
1934

For Quarter Ended: September 30, 1995     Commission File Number:  0-16840


            PSH MASTER L.P. I
--------------------------------------------------------------------------------
(Exact Name of Registrant as Specified in its Charter)

            Delaware                                 31-1204568
--------------------------------------------------------------------------------
(State of Organization)                    (IRS Employer Identification Number)

            P.O. Box 18035, Columbus, OH  43218
--------------------------------------------------------------------------------
(Address of Principal Executive Offices, including Zip Code)

            (614) 227-4235
--------------------------------------------------------------------------------
(Registrant's Telephone Number, including Area Code)

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

The number of outstanding Units of Limited Partner Interest in the Registrant, as represented by Depository Receipts at November 10, 1995 was 3,110,000.

                                PSH MASTER L.P. I

                               REPORT ON FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1995


                                      Index
                                      -----

                                                                                    Page
                                                                                   Number
                                                                                   ------
Part I.     Financial Information

         Item 1:     Financial Statements:

                          Balance Sheets                                             3

                          Statements of Operations                                   5

                          Statements of Cash Flows                                   7

                          Notes to Financial Statements                              8

         Item 2:     Management's Discussion and Analysis of                        11
                     Financial Condition and Results of Operation

Part II.     Other Information

         Items 1 through 6                                                          15


Signatures                                                                          16

Financial Data Schedule                                                             17

                                PSH MASTER L.P.I
                                 BALANCE SHEETS
                                   (UNAUDITED)


                                                                             September 30,         December 31,
Assets                                                                           1995                 1994
------                                                                      -------------        ---------------

Current assets:
 Cash and cash equivalents                                                  $    184,837          $    305,132
 Accounts receivable, trade                                                    1,136,311             1,062,885
 Inventories                                                                      99,326               117,215
 Prepaid expenses and other                                                      322,784               174,864
 Cash held in escrow                                                             923,552               187,139
                                                                            ------------          ------------

  Total current assets                                                         2,666,810             1,847,235
                                                                            ------------          ------------
Property and equipment:
 Land                                                                          3,780,000             3,780,000
 Leasehold interest in land                                                    7,440,000             7,440,000
 Hotels                                                                       35,876,536            35,889,676
 Furniture, fixtures and equipment                                            11,124,204            10,401,259
                                                                            ------------          ------------

  Total                                                                       58,220,740            57,510,935

 Less accumulated depreciation and amortization                              (21,841,366)          (20,551,050)
                                                                            ------------          ------------

   Total property and equipment, net                                          36,379,374            36,959,885
                                                                            ------------          ------------

Other assets:
 Replacement reserve fund                                                        280,592               704,290
 China, glass, linen and silver, net                                             781,590               781,590
 Deferred financing fees, organization costs
   and other, net                                                                367,209               509,523
                                                                            ------------          ------------

    Total other assets                                                         1,429,391             1,995,403
                                                                            ------------          ------------

Total assets                                                                $ 40,475,575          $ 40,802,523
                                                                            ============          ============


   The accompanying notes are an integral part of these financial statements.

                                PSH MASTER L.P.I
                                 BALANCE SHEETS
                                   (UNAUDITED)


                                                                         September 30,            December 31,
Liabilities and Partners' Deficit                                            1995                     1994
---------------------------------                                        -------------           -------------
Current liabilities:
 Current portion of mortgage notes payable                                 $   267,077            $   268,759
 Accounts payable                                                            1,397,147              1,360,583
 Due to affiliates                                                              33,797                 38,169
 Accrued expenses:
  Payroll and related taxes                                                    411,350                363,155
  Real estate and other taxes                                                  759,772                113,952
  Interest                                                                       8,542                403,639
  Other                                                                        157,409                 94,826
                                                                           -----------            -----------

   Total current liabilities                                                 3,035,094              2,643,083
                                                                           -----------            -----------

Note payable                                                                   500,000                500,000
Mortgage notes payable, less current portion                                45,605,667             45,903,119
                                                                           -----------            -----------
Partners' Deficit:
 General Partner                                                              (263,920)              (259,705)
 Limited Partners (3,110,000 units outstanding)                             (8,401,266)            (7,983,974)
                                                                           -----------            -----------

   Total partners' deficit                                                  (8,665,186)            (8,243,679)
                                                                           -----------            -----------

Total liabilities and partners' deficit                                    $40,475,575            $40,802,523
                                                                           ===========            ===========


   The accompanying notes are an integral part of these financial statements.

                                PSH MASTER L.P.I
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                              Nine                         Nine
                                                                          Months Ended                  Months Ended
                                                                          September 30,                September 30,
                                                                              1995                          1994
                                                                      -------------------             ---------------
Revenues:
Suites                                                                    $12,960,636                    $12,345,301
Other                                                                       3,731,165                      3,530,752
                                                                          -----------                    -----------

   Total revenues                                                          16,691,801                     15,876,053
                                                                          -----------                    -----------
Operating costs and expenses:
 Direct operating:
  Suites                                                                    2,796,018                      2,624,585
  Other                                                                     2,654,308                      2,599,898
 Other operating:
  Sales, general and administrative                                         3,578,868                      3,451,191
  Energy and maintenance                                                    1,524,784                      1,464,931
  Rents, taxes and other                                                    1,432,527                      1,469,511
  Partnership administrative                                                  126,013                        111,466
  Depreciation and amortization                                             1,432,630                      1,375,552
                                                                          -----------                    -----------

   Total operating costs and expenses                                      13,545,148                     13,097,134
                                                                          -----------                    -----------

Income from operations                                                      3,146,653                      2,778,919
Interest income                                                                11,342                         11,769
Interest expense                                                            3,579,502                      3,560,536
                                                                          -----------                    -----------

Net income (loss)                                                         $  (421,507)                   $  (769,848)
                                                                          ===========                    ===========

Net income (loss) per unit of
 limited partnership interest                                             $     (0.13)                   $     (0.25)
                                                                          ===========                    ===========


   The accompanying notes are an integral part of these financial statements.

                                PSH MASTER L.P.I
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                          Quarter Ended              Quarter Ended
                                                                          September 30,              September 30,
                                                                               1995                       1994
                                                                       ------------------         -------------------
Revenues:
Suites                                                                     $3,785,020                 $3,519,724
Other                                                                       1,106,655                  1,085,600
                                                                           ----------                 ----------

   Total revenues                                                           4,891,675                  4,605,324
                                                                           ----------                 ----------
Operating costs and expenses:
 Direct operating:
  Suites                                                                      876,284                    772,188
  Other                                                                       800,816                    800,467
 Other operating:
  Sales, general and administrative                                         1,136,000                  1,040,733
  Energy and maintenance                                                      528,206                    491,621
  Rents, taxes and other                                                      459,939                    460,011
  Partnership administrative                                                   17,781                     13,851
  Depreciation and amortization                                               477,725                    453,220
                                                                           ----------                 ----------

   Total operating costs and expenses                                       4,296,751                  4,032,091
                                                                           ----------                 ----------

Income from operations                                                        594,924                    573,233
Interest income                                                                   532                      2,565
Interest expense                                                            1,191,455                  1,185,297
                                                                           ----------                 ----------

Net loss                                                                   $ (595,999)                $ (609,499)
                                                                           ==========                 ==========
Net loss per unit of
 limited partnership interest                                              $    (0.19)                $    (0.19)
                                                                           ==========                 ==========


   The accompanying notes are an integral part of these financial statements.

                                PSH MASTER L.P.I
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                          Nine                  Nine
                                                      Months Ended          Months Ended
                                                      September 30,         September 30,
                                                          1995                   1994
                                                      -------------         -------------
Cash provided by operations:
 Net loss                                             $  (421,507)           $  (769,848)
 Changes not requiring cash:
  Depreciation and amortization                         1,432,630              1,375,552
 Working capital changes:
  Increase in accounts receivable, trade                  (73,426)              (141,046)
  (Increase) decrease in inventories,
    prepaid expenses and other                           (130,031)                11,861
  Increase in accounts payable and accrued expenses       793,163                609,647
  Decrease in accrued interest payable                   (395,097)              (309,750)
  Decrease in due to affiliates                            (4,372)                (5,233)
                                                      -----------            -----------

   Cash provided by operations                          1,201,360                771,183
                                                      -----------            -----------
Financing and capital transactions:
  Guaranty payments from General Partner                   41,589                 53,475
                                                      -----------            -----------
    Cash provided by financing and capital
      transactions                                         41,589                 53,475
                                                      -----------            -----------
Investment and other transactions:
 (Increase) decrease in replacement reserve fund          423,698                (10,844)
 Increase in china, glass, linen, and silver, net                                 (1,866)
 Increase in cash escrow for real estate taxes           (736,413)              (542,714)
 Additions to property and equipment, net                (751,395)              (305,825)
 Payments of mortgages                                   (299,134)              (181,202)
                                                      -----------            -----------

  Cash used by investment and other transactions       (1,363,244)            (1,042,451)
                                                      -----------            -----------

Decrease in cash and cash equivalents                 $  (120,295)           $  (217,793)
                                                      ===========            ===========

Supplemental disclosure of cash flow information--
  cash paid for interest                              $ 3,935,447            $ 3,870,286
                                                      ===========            ===========




   The accompanying notes are an integral part of these financial statements.

NOTES TO THE FINANCIAL STATEMENTS

(1)  BASIS OF PRESENTATION

The accompanying financial statements of PSH Master L.P. I (the Partnership) have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Partnership has incurred net losses since its inception and at September 30, 1995 the Partnership had a partners' deficit of $8,665,186. PC Development Limited Partnership (the General Partner) has not paid cash to the Partnership to cover these shortfalls in full pursuant to the Performance and Breakeven Guaranty (the Guaranty Agreement). PC Development was reorganized in 1992 under Chapter 11 of the U.S. Bankruptcy Code.

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

(3)  SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:

In the opinion of Management, the accompanying financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of the Partnership at September 30, 1995 and December 31, 1994 and the results of its operations for the year-to-date and quarterly periods ended September 30, 1995 and September 30, 1994. The Partnership has considered Statement of Financial Accounting Standard Number 109 "Accounting for Income Taxes" and, given the cumulative operating losses, has concluded that this standard will have no impact on the Partnership's financial statements.

(4)  RELATED PARTIES

The General Partner, an affiliate, is generally empowered by the Partnership Agreement to conduct, direct and exercise full control over all activities of the Partnership.

In December, 1993 Guest Quarters and Doubletree Hotels Corporation completed a merger of their two companies. The resulting company, Doubletree Hotels Corporation (Doubletree), now operates a 104 hotel, 26,500 room national hotel chain. The Doubletree and Guest Quarters brands were integrated during the first half of 1995 and a new name of "Doubletree Guest Suites" has replaced the previous "Guest Quarters" brand. Total fees charged by Doubletree to the Partnership for management, advertising, reservation and accounting services were $438,113 and $432,456 during the third quarter of 1995 and 1994, respectively. Of these amounts, Nuho Company, a successor to PH Management Company, pursuant to the bankruptcy plan, received $109,782 and $109,372 during the third quarter of 1995 and 1994, respectively, as its share of residual management fees. Year-to-date, Doubletree earned $1,337,132 for its services compared to $1,466,957 in the first three quarters of 1994. Of these amounts, Nuho Company received residual fees of $392,332 compared to $371,344 received in the first three quarters of 1994. The total fees earned by Doubletree in 1995 reflect a credit to the Partnership of $117,119 to be used for expenses, including signage costs, associated with the conversion to the Doubletree name.

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

Doubletree has guaranteed, up to $1,000,000, the Partnership's obligation to make debt service payments. No amounts have been borrowed under the debt service agreement at September 30, 1995.

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

(7)  PARTNERSHIP DISTRIBUTIONS AND ALLOCATIONS

For financial statement reporting purposes, net income (losses) are allocated 99 percent to the Unitholders and 1 percent to the General Partner. The net losses allocated to the Unitholders for the quarter ended September 30, 1995 and September 30, 1994 were ($590,039), or ($.19) per unit, and ($603,404), or
($.19) per unit, respectively. The net income (losses) allocated to the Unitholders for the first nine months of 1995 were ($417,292), or ($.13) per unit, compared to ($762,150), or ($.25) per unit, for the same period of the previous year.

PART I.  FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

LIQUIDITY

During 1995 and 1994, the Partnership paid principal and interest payments at the rate of 10.25% based upon a 30-year amortization schedule in accordance with the restructured loans. Cash from current year operations, after required replacement reserves, exceeded the required debt service by $447,218 for the first nine months of 1995 but fell short of this requirement by $290,662 during the third quarter of 1995. The year-to-date excess is expected to be diminished in the fourth quarter, due to the seasonality of the hotels' business.

The Partnership's liquidity is supplemented by the guarantee of Doubletree, up to $1,000,000 to fund cash deficits in the event the properties cannot meet the revised loan terms. No amounts have been borrowed under such agreement at September 30, 1995.

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

The General Partner established an escrow account in 1987 in the initial amount of $5,500,000 on behalf of the Partnership to secure its obligation under the Guaranty Agreement through 1990. Payments from the escrow account totaled $5,500,000 through 1991. In addition to the amounts released from escrow, the General Partner made direct payments to the Partnership of $6,220,000 through 1990 pursuant to the Guaranty Agreement. During September, 1995 and 1994, the Partnership received payments of $41,589 and $53,475, respectively, on its unsecured claim against PC Development Limited Partnership, the General Partner, which filed for protection from creditors under Chapter 11 of the U.S. Bankruptcy code on February 1, 1991. The Partnership has received a total of $710,335 against it claim. The debtors estimate that approximately $1,000,000 will be paid to the Partnership in satisfaction of its claim, including the amounts already received.

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

In addition, the Partnership borrowed $500,000 from Doubletree to be used for capital improvements on October 26, 1994. Interest is computed at 10.25%, payable monthly in arrears.

In 1991, the Partnership began depositing cash each month into escrow for the payment of real and personal property taxes, as required by the lender. The monthly deposits to the escrow account are sufficient to meet these tax obligations as they come due.

RESULTS OF OPERATIONS

The Tampa and Disney hotels opened in April 1986 and March 1987, respectively, and the Durham hotel opened in December 1987. The following table summarizes combined operating information for the hotels:


                                                                                  Nine Months         Nine Months
                                        Quarter Ended        Quarter Ended           Ended               Ended
                                        Sept. 30, 1995      Sept. 30, 1994      Sept. 30, 1995       Sept. 30, 1994
                                        ---------------------------------------------------------------------------
Available suites                              58,420              58,420              173,355             173,355

Occupancy percentage                           72.25%              68.20%               76.85%              75.32%

Average daily rate                          $  89.67            $  88.33           $    97.28            $  94.54

Direct operating costs as a
percent of total revenues                       34.3%               34.1%                32.6%               32.9%

Income  before
depreciation and
amortization expense                       ($118,274)          ($156,279)          $1,011,123            $605,704

Income before
depreciation and
amortization expense
per unit of limited
partnership interest                           ($.04)              ($.05)          $      .32            $    .19




NINE MONTHS ENDED SEPTEMBER 30, 1995

Total revenues increased 5.1% during the first nine months of 1995, driven by an increase in average daily rate of $2.74 or 2.9%. Occupancy increased due to strong volume increases at the Raleigh/Durham hotel. Occupancy at the Disney hotel was up slightly, while volumes at Tampa declined by 1.5 points. Food, beverage and other revenues increased 5.7% over the prior year, based upon both higher volumes and price increases.

Direct operating costs increased by 4.3% in the first nine months, compared to the same period of 1994, but remained steady as a percent of sales due to increased average daily rate and other revenue gains. Sales, general and administrative expenses, up 3.7%, reflect increased sales and marketing activity and increases in certain employee benefits and promotional costs associated with the conversion to the Doubletree brand. Sales, general and administrative expenses include a credit, recorded in the second quarter, received from Doubletree in the amount of $117,119 to fund costs associated with the conversion, including signage changes. Higher management fees and credit card commissions (based upon higher revenue levels), increased security expenses and relocation costs associated with personnel changes at the Disney hotel offset the credit received from Doubletree. Energy and maintenance costs increased by 4% over 1994 due primarily to higher grounds and landscaping costs incurred at all the properties, including tree removals and shrubbery replacements of aging foliage. Rents, taxes and other expenses decreased 2.5% over 1994 due to and lower insurance costs for the properties when compared to the previous year.

Partnership administrative expenses consist primarily of quarterly and annual report costs, tax processing and transfer agent charges, and legal and audit fees.

QUARTER ENDED SEPTEMBER 30, 1995

Total revenues increased by 6.2% during the quarter, resulting from a significant increase in occupancy at each of the hotels. Higher average daily rates also contributed to the revenue increase. Direct operating costs associated with the suites department increased 13.5% in the quarter, driving direct operating costs up to 34.3% of revenues, compared to 34.1% in the third quarter of 1994. Suites costs were negatively impacted by higher labor costs in Disney and Raleigh/Durham and by the purchase of necessary guest supplies. Reservations expense and rooms commissions increased due to higher volumes.

Energy and maintenance costs increased 7.4% during the quarter, due to maintenance costs incurred primarily for air conditioning and landscaping repairs.

PART II.         OTHER INFORMATION

ITEMS 1 THROUGH 6

Information required in Items 1 through 6 is not applicable to the Registrant for the quarter ended September 30, 1995.

SIGNATURES

Pursuant to the requirements of the Security Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PSH MASTER L. P. I
-----------------------------
(Registrant)


By:      PC Development Limited Partnership,
         General Partner

         By:     PH Management Company,
                 General Partner

                 By: /s/ James V. Pickett                        11/10/95
                     -------------------------------            ----------
                         James V. Pickett, Chairman                Date


                 By: /s/ Stephen C. Denz                         11/10/95
                     -------------------------------            ----------
                         Stephen C. Denz, Controller               Date
                        (Principal Financial Officer)