Form 10-K
period 1995-12-31
PSH MASTER L P I
filed 1996-03-29
CIK 813897

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15 (d) of The Securities Exchange Act of 1934 (Fee required of $250.)

For the fiscal year ended: December 31, 1995 Commission File Number: 0-16840

                                PSH MASTER L.P. I

(Exact Name of Registrant as Specified in its Charter)

       Delaware                                          31-1204568
(State of Organization)                     (IRS Employer Identification Number)

                       P.O. Box 18035, Columbus, OH 43218
          (Address of Principal Executive Offices, including Zip Code)

                                 (614) 227-4235
              (Registrant's Telephone Number, including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     X     Yes                           No
  -------                       --------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Registrant's outstanding Units of Limited Partner Interest held by non-affiliates on March 29, 1996, based upon the average bid and ask prices as reported by the National Association of Securities Dealers OTC Bulletin Board on that date, was $1,943,750.

                       DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

ITEM 1.     BUSINESS.

BUSINESS OF THE REGISTRANT

PSH Master L.P. I (the Partnership) is a Delaware limited partnership formed in 1987 for the purpose of acquiring from PC Development Limited Partnership (the General Partner) three all-suite hotels located in Tampa, Florida, WALT DISNEY WORLD(R) Village in Lake Buena Vista, Florida and in the Research Triangle area near Raleigh/Durham, North Carolina. The Partnership's business is the operation of its all-suite hotels. The hotels have been developed to cater to commercial travelers and small business groups, as well as individuals and families traveling for pleasure. Each hotel is designed to have the ambiance of a first-class hotel, with prices in the upper-middle market range. The principal focus of each hotel is on comfort and convenience for the individual guest, rather than on such common amenities as specialty restaurants, entertainment lounges, and ballrooms. The three hotels include a total of 635 suites, most of which approximate 625 square feet. Each suite contains a working-living area suitable for small business meetings, a large separate bedroom and a separate dressing-bathing area and is equipped with a stocked, built-in refrigerator and a wet bar. The working-living area is furnished with a dining-conference table, a desk, a sleeper sofa and a large easy chair. Each suite also has three television sets, located in the living area, bedroom and bathroom. The Partnership's hotels are operated as Doubletree Guest Suites.

OPERATION OF THE HOTELS AND CONVERSION TO DOUBLETREE GUEST SUITES

The Partnership is a party to a Management Agreement with Doubletree Hotels Corporation (Doubletree), to operate and manage the hotels. The Management Agreement expires on December 29, 2011 with two consecutive ten year renewal options.

Doubletree is a national hotel chain which was formed by the December, 1993 merger of two regional hotel brands: Guest Quarters Suite Hotels and Doubletree Hotels. In February, 1995 the two regional brands united to become one national brand known as Doubletree. Doubletree currently operates 115 properties with more than 30,000 rooms. They are the fifth largest U.S. lodging chain operating under one brand name in the upscale market segment. The Doubletree portfolio consists of the following three company brands:

DOUBLETREE HOTELS are full service, first class, 4-star, all-suite hotels geographically located in primary markets through the United States. They compete against all major first class brands including Marriott, Hyatt, Sheraton, Embassy, Hilton and Wyndham.

DOUBLETREE GUEST SUITES are full service, first class, 4-star, all-suite hotels geographically located in primary markets throughout the United States. Doubletree Guest Suites compete against all major first class brands, and particularly all-suite brands including Embassy Suites, Marriott Suites and Sheraton Suites.

CLUB HOTELS BY DOUBLETREE are limited service, 3-star, mid-scale hotels geographically located in secondary and tertiary markets throughout the United States. Club Hotels compete against all major mid-scale brands including Radisson, Holiday Inn, Ramada, Courtyard by Marriott, and Four Points by ITT Sheraton.

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

The Hotels are included in regional and national advertising placed by Doubletree. Each hotel's staff includes sales people who promote the hotel in the local market for both individual reservations and group meetings and national direct sales people who solicit business from major travel agencies and corporate travel departments in major cities throughout the United States. Prior to 1995, Doubletree assessed the hotels up to three and one-half percent of total revenues for national advertising and central reservations. During 1995, Doubletree assessed the hotels four percent of total room sales for centralized reservation services and national advertising expenses. This change resulted from the Guest Quarters hotels being integrated into the Doubletree central reservation system. Beginning in 1996, Doubletree will assess the hotels up to three and one-half percent of total room sales for national advertising and central reservation expenses.

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

Of the three markets in which the Partnership's hotels compete, the Disney market has been the most competitive in terms of increases in the supply of hotel rooms. The Walt Disney organization has followed a very aggressive growth strategy in the development of new hotels within the Disney parks and plans to continue this pattern into the future. In addition to the hotels developed by the Walt Disney organization, numerous other hotels have been opened or are in development. Nearly 5,000 hotel rooms are expected to open in 1996 in or around the Walt Disney World grounds. These supply additions are expected to place increased pressure on revenues and profits at the Partnership's Disney hotel.

Supply has been negligible in recent years, although some development activity has been announced or is under way in the Tampa and Raleigh/Durham markets. In Tampa, city council recently announced its support for the development of a Sheraton hotel near the downtown convention center. Due to its downtown location, development is not expected to have a significant impact on the Partnership's hotel. Announcements of numerous plans for new hotels in the Raleigh/Durham area, primarily in the limited service category, were made in 1995. It is unclear at this time which of these will become reality. The opening of two limited service hotels is expected in 1996 and, based upon the relative health of the hotel market, additional new supply is likely in 1997 and beyond.

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

The Partnership owns the Tampa and Durham hotels in fee title. The Disney hotel is subject to a ground lease from Lake Buena Vista Communities, Inc. The initial term of the lease expires on March 11, 2032 with a renewal option for an additional period of 25 years. The hotels are subject to first mortgage notes. For a further description of the terms of the Disney ground lease and the mortgage notes, see the Notes 6 and 7 to the Financial Statements included in
Item 8. Financial Statements and Supplementary Data.

ITEM 3.     LEGAL PROCEEDINGS.

The Registrant was not a party to any material pending legal proceedings as of March 29, 1996.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF UNITHOLDERS.

The Registrant submitted no matters to a vote of Unitholders during the fiscal year ended December 31, 1995.

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

         The following table summarizes the high and low bid information for the Registrant's Units information as reported on the OTC Bulletin Board.

                                                HIGH BID   LOW BID
                                                --------   -------
              1993


              1st Quarter ended March 31           1/2       1/4
              2nd Quarter ended June 30            1/2       1/4
              3rd Quarter ended September 30       1/2       1/4
              4th Quarter ended December 31        1/2       1/4

              1994

              1st Quarter ended March 31           1/2       1/4
              2nd Quarter ended June 30            1/2       1/4
              3rd Quarter ended September 30       1/2       1/4
              4th Quarter ended December 31        1/2       1/4

              1995

              1st Quarter ended March 31           1/2       1/4
              2nd Quarter ended June 30            3/4       1/4
              3rd Quarter ended September 30       3/4       1/4
              4th Quarter ended December 31        7/8       3/8

         The above bid quotations do not necessarily represent actual transactions as they may reflect inter-dealer prices, without retail mark-up, mark-down or commission.

(B)      HOLDERS

         On December 31, 1995, there were 2,559 holders of record of the Registrant's Units.

(C)      DISTRIBUTIONS

         The General Partner had previously guaranteed that the Partnership would make annual cash distributions to Unitholders through 1990 in the amount of $1.10 per unit. The General Partner did not make the cash payments to the Partnership to fund the cash distributions for the third and fourth quarters of 1990, and no subsequent cash distributions have been made (see Note 10 to Item 8. Financial Statements and Supplementary Data).

ITEM 6.     SELECTED FINANCIAL DATA

                                                  1995                 1994                 1993
                                                  ----                 ----                 ----
OPERATIONS:
Operating revenues                        $ 21,887,229         $ 20,782,668         $ 19,799,331
Total Revenues                            $ 21,905,694         $ 20,805,044         $ 19,828,011
Income from operations before
  depreciation and amortization
  expense                                 $  5,957,687         $  5,546,805         $  4,146,379
Net loss                                  $   (770,442)        $ (1,073,093)        $ (2,233,357)
Net loss to Limited Partners              $   (762,738)        $ (1,062,362)        $ (2,211,023)
Cash distributions to
  Limited Partners                        $        -0-         $        -0-         $        -0-

FINANCIAL POSITION:
Property and equipment, net               $ 36,177,566         $ 36,959,885         $ 37,720,719
Total assets                              $ 39,675,237         $ 40,802,523         $ 41,491,644
Long-term obligations (excluding
  current maturities)                     $ 46,028,387         $ 46,403,119         $ 46,171,876
Total partners' deficit                   $ (9,014,121)        $ (8,243,679)        $ (7,170,586)
Limited partners' deficit                 $ (8,746,712)        $ (7,983,974)        $ (6,921,612)

PER UNIT:
Cash distributions to Limited
  Partners                                $        -0-         $        -0-         $        -0-
Net loss to Limited Partners              $     (0.25)         $      (0.34)        $      (0.71)
Limited Partners' equity (deficit)        $     (2.81)         $      (2.57)        $      (2.23)
Total units outstanding                      3,110,000            3,110,000            3,110,000

                                                  1992                 1991
                                                  ----                 ----
OPERATIONS:
Operating revenues                        $ 19,112,677         $ 18,209,166
Total Revenues                            $ 19,144,195         $ 18,278,938
Income from operations before
  depreciation and amortization
  expense                                 $  3,935,648         $  2,740,148
Net loss                                  $ (3,719,660)        $ (4,917,404)
Net loss to Limited Partners              $ (3,682,463)        $ (4,868,230)
Cash distributions to
  Limited Partners                        $        -0-         $        -0-

FINANCIAL POSITION:

Property and equipment, net               $ 38,763,416         $ 41,728,584
Total assets                              $ 42,489,594         $ 46,289,162
Long-term obligations (excluding          $41,300,000 (1)      $41,300,000 (1)
  current maturities)

Total partners' equity (deficit)          $ (4,937,229)        $ (1,217,569)
Limited partners' equity (deficit)        $ (4,710,589)        $ (1,028,126)

PER UNIT:
Cash distributions to Limited
  Partners                                $        -0-         $        -0-
Net loss to Limited Partners              $      (1.18)        $      (1.57)
Limited Partners' equity (deficit)        $      (1.51)        $        .33
Total units outstanding                      3,110,000            3,110,000

(1) Includes $41,300,000 at December 31, 1992 and 1991 classified as current due to mortgage notes being in default.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

LIQUIDITY AND CAPITAL RESOURCES

The Partnership has incurred net losses since its inception and has not paid cash to the Partnership to cover these shortfalls in full pursuant to the Performance and Break-even Guaranty. The final payment on the Partnership's real estate mortgage notes due on August 1, 1997 (see Note 7 to the financial statements), the Partners' accumulated deficits and the uncertainty of the Partnership's ability to refinance the first mortgage debt on maturity (see Page
9), raise substantial doubt about the Partnership's ability to continue as a going concern for a reasonable period of time. Accordingly, the opinion the Partnership has received from its independent auditors included a going concern qualification. However, as disclosed in the auditors' report, the financial statements do not include any adjustments relating to the recoverability and classification of recorded asset or liability amounts that might be necessary should the Partnership be unable to continue as a going concern.

In 1995 and 1994, the Partnership made monthly payments of principal and interest on the outstanding principal of $46,395,267 based upon a 30-year amortization schedule at the contract rate of 10.25%, in accordance with the restructured loans. Cash from operations, after required replacement reserves, exceeded the required debt service by $460,426 and $77,093, respectively. These excess amounts have served to significantly improve the Partnership's working capital and current ratio positions. The Partnership's liquidity is supplemented by the loan commitment of Doubletree, up to $1,000,000, to fund cash deficits in the event the properties cannot meet the revised loan terms. No amounts have been borrowed under such agreement at December 31, 1995.

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

In addition to its hotel operations, the Partnership will receive annual payments in 1996 and 1997 on its unsecured claim against the General Partner, which in 1991 filed for protection against its creditors under Chapter 11 of the U.S. Bankruptcy Code. The Partnership expects to receive total payments of approximately $1,000,000, including $710,335 received through 1995, in satisfaction of its claim.

The Partnership is required by its Management Agreement to maintain Replacement Reserve Fund balances of specified amounts to facilitate operating the Hotels as "first-class" suite accommodations. Separate Replacement Reserve Funds have been established for replacements, substitutions and additions to furniture and equipment and must be funded each accounting period.

The Partnership's mortgage obligations mature on August 1, 1997, requiring a balloon payment of approximately $45,500,000. In addition, the lender will receive 25% of the net proceeds, as defined, at sale of the hotels, or net proceeds based upon market value if the hotels are not sold prior to the maturity of the loan, as appreciation interest. Given the underwriting standards of first mortgage lenders with respect to loan to value ratios and debt service coverage ratios, it is unlikely that the Partnership can refinance, in total, its present debt with a new first mortgage lender. The General Partner has begun to explore the various alternatives which may be available to the Partnership. These alternatives include further renegotiations with the current lender, an infusion of equity into the Partnership, securing subordinated debt or the sale of one or more of the hotels. For some of these alternatives, the General Partner may be required to seek the approval of the Limited Partners in accordance with the Partnership Agreement.

RESULTS OF OPERATIONS

The Tampa and Disney hotels opened in April, 1986 and March, 1987, respectively, and the Durham hotel opened in December, 1987. The following table summarizes combined operating information for the hotels:

                                                    1995                1994                1993
                                                    ----                ----                ----

Total suites                                          635                 635                 635

Available suites per year                         231,775             231,775             231,775

Occupancy percentage                                 75.3%               73.8%               72.9%

Average daily rate                             $    96.86            $  94.40           $   91.47

Direct operating costs as a
   percent of total revenues                         33.0%               32.4%               35.5%

Income (Loss) before depreciation
   and amortization expense                    $1,206,971            $815,696           $(516,253)

Income (Loss) before depreciation
   and amortization expense per unit
   of limited partnership interest                   $.39                $.26               $(.17)

Tracking the macro trends of the hospitality industry, the Partnership's hotels have achieved significant revenue gains during the last three years, driven by improvements in occupancy and average daily rate and in food and beverage sales volumes. Year-over-year increases in total revenues were 3.6%, 5.0%, and 5.3% during the years 1993 through 1995. These revenue gains resulted in profit improvements which allowed the Partnership to meet the required payments of its restructured debt obligations in the three year period. Excluding depreciation and amortization charges, total operating costs decreased 5% from 1992 to 1995, reflecting a general trend of improved cost control by Doubletree since 1992.

1995 compared to 1994

Year to date, revenues increased 5.3% from 1994, based upon a 2.6% increase in average daily rate and a 2.1% increase in occupancy. Average daily rate increases were achieved at the Tampa and Raleigh/Durham hotels while the Disney hotel experienced a slight rate decline. Occupancy remained strong for all three properties, increasing 2.1% from one year earlier. Food, beverage and other revenues increased 7.1% from 1994, based upon higher volumes and price increases.

Direct operating expenses increased as a percent of revenues, compared to 1994, reflecting higher labor-related costs in the current year. Energy and maintenance expense was higher in 1995 due to extreme weather in Florida during 1995 which resulted in higher costs. Rents, taxes and other expenses declined due to cost reductions in real estate taxes from lower assessed values achieved at the properties.

Partnership administrative expenses consist primarily of quarterly and annual report costs, tax processing and transfer agent charges and legal and audit fees. Depreciation and amortization expense increased 4.7% in 1995 due to the fixed asset additions in 1995 now being depreciated.

1994 compared to 1993

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

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                PSH MASTER L.P. I

                                      INDEX

                                                                          Page
                                                                         Number
                                                                         ------

Balance Sheets                                                             12

Statements of Operations                                                   14

Statements of Partners' Deficit                                            15

Statements of Cash Flows                                                   16

Notes to the Financial Statements                                          17

Independent Auditors' Report                                               24

                                PSH MASTER L.P.I

                                 BALANCE SHEETS

Assets                                            December 31, 1995    December 31, 1994
------                                            -----------------    -----------------
Current assets:
 Cash and cash equivalents                             $    579,253         $    305,132
 Accounts receivable, trade                                 986,029            1,062,885
 Inventories                                                103,444              117,215
 Prepaid expenses and other                                 335,179              174,864
 Cash held in escrow                                        346,089              187,139
                                                       ------------         ------------

  Total current assets                                    2,349,994            1,847,235
                                                       ------------         ------------

Property and equipment:
 Land                                                     3,780,000            3,780,000
 Leasehold interest in land                               7,440,000            7,440,000
 Hotels                                                  36,191,902           35,889,676
 Furniture, fixtures and equipment                       11,104,168           10,401,259
                                                       ------------         ------------

  Total                                                  58,516,070           57,510,935
 Less accumulated depreciation and amortization         (22,338,504)         (20,551,050)
                                                       ------------         ------------

   Total property and equipment, net                     36,177,566           36,959,885
                                                       ------------         ------------

Other assets:
 Replacement reserve fund                                    46,524              704,290
 China, glass, linen and silver                             781,590              781,590
 Deferred financing fees, organization costs
   and other, net                                           319,563              509,523
                                                       ------------         ------------

    Total other assets                                    1,147,677            1,995,403
                                                       ------------         ------------

Total assets                                           $ 39,675,237         $ 40,802,523
                                                       ============         ============

The accompanying notes are an integral part of these financial statements.

                                PSH MASTER L.P.I

                                 BALANCE SHEETS

Liabilities and Partners' Deficit                 December 31, 1995    December 31, 1994
---------------------------------                 -----------------    -----------------
Current liabilities:
 Current portion of mortgage notes payable             $    273,979         $    268,759
 Accounts payable                                         1,739,648            1,360,583
 Due to affiliates                                           37,442               38,169
 Accrued expenses:

  Payroll and related taxes                                 342,265              363,155
  Real estate and other taxes                                95,671              113,952
  Interest                                                        0              403,639
  Other                                                     171,966               94,826
                                                       ------------         ------------

   Total current liabilities                              2,660,971            2,643,083
                                                       ------------         ------------

Note payable                                                500,000              500,000
Mortgage notes payable, less current portion             45,528,387           45,903,119

Partners' Deficit:
 General Partner                                           (267,409)            (259,705)
 Limited Partners (3,110,000 units outstanding)          (8,746,712)          (7,983,974)
                                                       ------------         ------------

   Total partners' deficit                               (9,014,121)          (8,243,679)
                                                       ------------         ------------

Total liabilities and partners' deficit                $ 39,675,237         $ 40,802,523
                                                       ============         ============



The accompanying notes are an integral part of these financial statements.

                                PSH MASTER L.P.I

                            STATEMENTS OF OPERATIONS

                                             Year ended          Year ended           Year ended
                                        December 31, 1995    December 31, 1994    December 31, 1993
                                        -----------------    -----------------    -----------------
Revenues:
  Suites                                     $ 16,917,194         $ 16,141,594         $ 15,451,460
  Other                                         4,970,035            4,641,074            4,347,871
                                             ------------         ------------         ------------

   Total revenues                              21,887,229           20,782,668           19,799,331
                                             ------------         ------------         ------------

Operating costs and expenses:
 Direct operating:
  Suites                                        3,686,203            3,356,235            3,597,959
  Other                                         3,534,968            3,367,423            3,421,967
 Other operating:
  Sales, general and administrative             4,743,202            4,536,546            4,471,359
  Energy and maintenance                        1,995,534            1,910,640            1,956,462
  Rents, taxes and other                        1,809,115            1,920,839            1,964,607
  Partnership administrative                      160,520              144,180              240,598
  Depreciation and amortization                 1,977,413            1,888,789            1,717,104
                                             ------------         ------------         ------------

   Total operating costs and expenses          17,906,955           17,124,652           17,370,056
                                             ------------         ------------         ------------

Income from operations                          3,980,274            3,658,016            2,429,275
Interest income                                    18,465               22,376               28,680
Interest expense                                4,769,181            4,753,485            4,691,312
                                             ------------         ------------         ------------

Net loss                                     $   (770,442)        $ (1,073,093)        $ (2,233,357)
                                             ============         ============         ============

Net loss per unit of
 limited partnership interest                $      (0.25)        $      (0.34)        $      (0.71)
                                             ============         ============         ============


The accompanying notes are an integral part of these financial statements.

                                PSH MASTER L.P.I

                         STATEMENTS OF PARTNERS' DEFICIT


                                           General           Limited
                                           Partner           Partners              Total
                                          ---------         -----------         -----------

Deficit balance, December 31, 1992         (226,640)         (4,710,589)         (4,937,229)
  Net loss                                  (22,334)         (2,211,023)         (2,233,357)
                                          ---------         -----------         -----------

Deficit balance, December 31, 1993         (248,974)         (6,921,612)         (7,170,586)
  Net loss                                  (10,731)         (1,062,362)         (1,073,093)
                                          ---------         -----------         -----------

Deficit balance, December 31, 1994         (259,705)         (7,983,974)         (8,243,679)
  Net loss                                   (7,704)           (762,738)           (770,442)
                                          ---------         -----------         -----------

Deficit balance, December 31, 1995        $(267,409)        $(8,746,712)        $(9,014,121)
                                          =========         ===========         ===========



The accompanying notes are an integral part of these financial statements.

                                PSH MASTER L.P.I

                            STATEMENTS OF CASH FLOWS

                                                      Year ended            Year ended            Year ended
                                                  December 31, 1995     December 31, 1994     December 31, 1993
                                                  -----------------     -----------------     -----------------
Cash provided (used) by operations:
 Net loss                                           $  (770,442)          $(1,073,093)          $(2,233,357)
 Changes not requiring cash:
  Depreciation and amortization                       1,977,413             1,888,789             1,717,104
  Interest capitalized into mortgage notes                                                          974,312
 Working capital changes:
  (Increase)  decrease in accounts
     receivable, trade                                   76,856              (249,664)               71,851
  (Increase)  decrease in inventories,
     prepaid expenses and other                        (146,544)              (46,272)              111,461
  Increase in accounts payable
     and accrued expenses                               417,034                 9,980               121,120
  Increase  (decrease) in accrued
     interest payable                                  (403,639)               93,889               (79,889)
  Increase  (decrease) in due to
     affiliates                                            (727)                3,492                   864
                                                    -----------           -----------           -----------

   Cash provided by operations                        1,149,951               627,121               683,466
                                                    -----------           -----------           -----------
Financing and capital transactions:
  Guaranty payments from General
    Partner                                              41,589                53,475               111,405
  Proceeds from notes payable                                                 500,000               219,000
  Increase in deferred financing cost                                                              (308,872)
  Payments of mortgages                                (369,512)             (223,389)
                                                    -----------           -----------           -----------
   Cash provided (used) by financing
     and capital transactions                          (327,923)              330,086                21,533
                                                    -----------           -----------           -----------
Investment and other transactions:
  (Increase) decrease in
    replacement reserve fund                            657,766              (331,199)               58,954
  Increase in china, glass,linen,
    and silver, net                                                            (1,866)
  (Increase) decrease in cash escrow
    for real estate taxes                              (158,950)               13,141              (110,710)
  Additions to property and
    equipment, net                                   (1,046,723)             (991,477)             (625,792)
                                                    -----------           -----------           -----------
Cash used by investment and
    other transactions                                 (547,907)           (1,311,401)             (677,548)
                                                    -----------           -----------           -----------
Increase (decrease) in cash and
    cash equivalents                                $   274,121           $  (354,194)          $    27,451
                                                    ===========           ===========           ===========
Supplemental disclosure of cash flow
    information-cash paid for interest              $ 5,172,820           $ 4,659,596           $ 3,796,889
                                                    ===========           ===========           ===========

The accompanying notes are an integral part of these financial statements.

NOTES TO THE FINANCIAL STATEMENTS

(1)  BASIS OF PRESENTATION

The accompanying financial statements of PSH Master L.P. I (the Partnership) have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Partnership has incurred net losses since its inception, including 1995 - $770,442; 1994 - $1,073,093 and 1993 - $2,233,357 and at December 31, 1995, the
Partnership had a partners' deficit of $9,014,121.

The final payment on the Partnership's real estate mortgage notes due on August 1, 1997 (see Note 7), the accumulated Partners' deficits and the uncertainty of the Partnership's ability to refinance the first mortgage debt on maturity, raise substantial doubt about the Partnership's ability to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Partnership be unable to continue as a going concern. The General Partner has begun to explore the various alternatives which may be available to the Partnership. These alternatives include further renegotiations with the current lender, an infusion of equity into the Partnership, securing subordinated debt or the sale of one or more of the hotels. For some of these alternatives, the General Partner may be required to seek the approval of the Limited Partners in accordance with the Partnership Agreement.

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

An unsecured claim in the amount of $5,038,658 was filed in the bankruptcy case on behalf of the Partnership due to the General Partner's default under the Performance and Break-even Guaranty (the Guaranty Agreement). Total payments received to date by the Partnership against its unsecured claim total $710,335. The debtors estimate that approximately $1,000,000, including the previous payments, will be paid to the Partnership in satisfaction of the Partnership's claim. Due to the remaining variables in the Plan, however, there are no assurances as to the actual amount to be received. The Plan also provides that PC Development Limited Partnership will continue as the General Partner of the Partnership.

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

The Partnership is a party to a Management Agreement with Doubletree to operate and manage the hotels. The Management Agreement expires on December 29, 2011 with two consecutive ten year renewal options. The Partnership pays a base management fee of 4.75% of hotel revenues. Doubletree assessed the properties three and one-half percent of total departmental revenues for national advertising during 1994 and four percent of room revenues for national advertising and centralized reservation services in 1995. Effective January 1, 1996, Doubletree will assess the properties three and one-half percent of room revenues for national advertising and centralized reservation services. Other centralized services such as accounting are provided by Doubletree to the Partnership's properties based upon each hotel's share of such costs.

(4)  SIGNIFICANT ACCOUNTING POLICIES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Partnership's significant accounting policies are as follows:

Inventories:

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

Deferred financing fees and organization costs:

Deferred financing fees are amortized over the life of the related loans and credit agreements using the straight-line method. Organization costs are amortized over five years using the straight-line method. Such fees and costs are net of accumulated amortization of $1,380,640 and $1,190,680 at December 31, 1995 and December 31, 1994, respectively.

Self-Insurance Program:

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

(5)  REPLACEMENT RESERVE FUND

As required under current debt agreements the Partnership funded replacement reserves based upon revenue percentages of 2% for the Tampa and Raleigh/Durham hotels and 3% for the Disney hotel during 1995, 1994, and 1993. Beginning in 1996 replacement reserves will be calculated at 4% of revenues at all three hotels. During the years ended December 31, 1995, 1994, and 1993, $526,745, $503,104 and $481,898, respectively, were reserved to fund capital improvements.

(6)  LEASES

The land for the Disney hotel is leased by the Partnership under an operating lease, the initial term of which expires March 11, 2032, with a renewal option for an additional period of 25 years. The Partnership pays annual rent based upon specified percentages of suite, food and beverage, and other hotel revenues, subject to a $100,000 minimum annual rent. Rent is computed and paid quarterly. Rent expense under this lease was $596,269 in 1995, $592,453 in 1994, and $568,868 in 1993.

(7) REAL ESTATE MORTGAGE NOTES

The nonrecourse notes in the original aggregate amount of $43,300,000 are secured by the first mortgages on the hotels, including the ground lease at the Disney hotel. In February, 1991, the lender applied $2,000,000 of the General Partner's funds, previously held in escrow, against the principal balance of the notes. On May 26, 1993, the Partnership modified certain terms of the mortgage loan documents. Accordingly, during 1993 unpaid interest accruing in the aggregate amount of $4,876,267 was added to the principal balance of the mortgage computed at the contract rate of 10.25%. Additionally, the Partnership borrowed $219,000 during 1993 to pay for closing costs incurred with the modifications. During 1993 interest was payable at an annual rate of 9% of $41,300,000 (original loan balance). During 1994 and 1995, the Partnership made monthly payments of principal and interest on the outstanding principal of $46,395,267 based upon a 30-year amortization schedule. A final payment, including interest, is due on August 1, 1997. Principal amounts due in 1996, and 1997 are $273,979, and $45,528,387. The lender will receive 25% of the net proceeds, as defined, at sale of the hotels, or net proceeds based upon market value if the hotels are not sold prior to the maturity of the loan, as appreciation interest.

Doubletree has made a loan commitment of up to $1,000,000, to fund cash deficits in the event the Partnership cannot meet its obligation to make debt service payments. No amounts have been borrowed under the debt service agreement at December 31, 1995.

The Partnership is subject to prepayment penalties at all times except on the interest adjustment date and during the last three months of the loan term. Any future subordinate financing to be secured by all or any of the hotels is subject to the lender's prior consent.

Due to the Partnership's current financial condition and excessive cost, assessment of the fair value was determined to be impracticable.

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

Due to the Partnership's current financial condition and excessive cost, assessment of the fair value was determined to be impracticable.

(9)  RELATED PARTIES

The General Partner, an affiliate, is generally empowered by the Partnership Agreement to conduct, direct and exercise full control over all activities of the Partnership.

Total fees charged by Doubletree to the Partnership for management, advertising, reservation and accounting services were $1,793,723, $1,919,253, and $1,720,294 during 1995, 1994, and 1993, respectively. Nuho Company, a successor to PH Management Company (a previous management company) pursuant to the bankruptcy plan, received residual management fees of $515,669, $487,783, and $466,186 during 1995, 1994, and 1993, respectively.

(10)  PARTNERSHIP DISTRIBUTIONS AND ALLOCATIONS

Pursuant to the terms of the renegotiated debt, the Partnership is precluded from making cash distributions to the partners until such time as the interest capitalized by the lender (see Note 7) has been repaid. This is not expected to occur prior to the maturity of the first mortgage loans on August 1, 1997.

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

Sale or refinancing proceeds, net of any appreciation interest due the lender (see Note 7), will be distributed 99 percent to the Unitholders and 1 percent to the General Partner until the Unitholders have received (from all prior distributions of cash, regardless of source) a 10 percent noncompounded cumulative return on their weighted average net invested capital and a return of their net invested capital balances. Any remaining sale or refinancing proceeds will be distributed 70 percent to the Unitholders and 30 percent to the General Partner.

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

Cash payments made by the General Partner pursuant to its Guaranty Agreement have been recorded as a reduction of the purchase price of the hotels. Accordingly, net property and equipment has been reduced by $10,698,800, reflecting $12,430,335 in payments by the General Partner net of accumulated depreciation of $1,731,535, through December 31, 1995. The equity accounts of the Limited Partners and the General Partner reflect a 99 percent and 1 percent allocation, respectively, of cumulative losses through December 31, 1995.

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

The net losses for 1995, 1994, and 1993, as reported on the Partnership's federal tax return were ($701,970), ($1,934,790), and ($3,761,095), respectively, and differ from the net losses as reported in the accompanying financial statements primarily due to the difference between tax and book depreciation charges. This difference is due principally to cash payments made by the General Partner pursuant to its Guaranty Agreement (See Note 2) being recorded as a capital contribution for tax purposes versus a reduction in net property and equipment for financial reporting purposes and different depreciation lives for tax and book purposes. The net losses for tax purposes allocable to the Unitholders during 1995, 1994, and 1993 were ($653,778) or ($.21) per unit, ($1,862,502) or ($.60) per unit, and ($3,615,573) or ($1.17)
per unit, respectively.

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

The Revenue Act of 1987 included a provision which will treat publicly-traded partnerships, such as the Partnership, as corporations for Federal income tax purposes beginning January 1, 1998. The effect of treating publicly-traded partnerships as corporations will be to tax the income of the partnership at the entity level and reflect distributions to partners as dividends. Additional costs to the Partnership for such taxes would reduce the amount available for distribution to the partners.

INDEPENDENT AUDITORS' REPORT

To the Partners of PSH Master L.P. I:

         We have audited the accompanying balance sheets of PSH Master L.P. I (the "Partnership") as of December 31, 1995, and 1994, and the related statements of operations, partners' deficit, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express (or disclaim) an opinion on these financial statements based on our audits.

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

         The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 1 to the financial statements, the Partners' accumulated deficits and uncertainty regarding the Partnership's ability to make the final payment on the mortgage loan on August 1, 1997 or refinance the debt raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         Because of the possible material effects of the uncertainty referred to in the preceding paragraph, we are unable to express, and we do not express, an opinion on the accompanying financial statements.

/s/
DELOITTE & TOUCHE LLP

Columbus, Ohio
February 17, 1996

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The Registrant has no directors or executive officers. James V. Pickett, an officer of PH Management Company, the general partner of PC Development Limited Partnership, was late filing one report required by Section 16(a) of the Securities Exchange Act of 1934 with respect to one purchase of units of limited partnership interest.

ITEM 11.    EXECUTIVE  COMPENSATION.

The Registrant has no executive officers or other employees.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

James V. Pickett, Chairman and President of PH Management Company, the general partner of the Partnership's general partner - PC Development Limited Partnership, purchased 200,000 units in November, 1995, which represents approximately 6% of the outstanding units, bringing the total units owned by Mr. Pickett, both directly and indirectly to 225,000 units, or approximately 7% of the outstanding units.

The Registrant has no other beneficial owners of more than 5% of any voting securities and has no directors or executive officers.

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
           Tampa) dated as of January 1, 1992, from PSH Master L.P. I
           to Aetna Insurance Company.                                           ******

Document                                                                         Location
--------                                                                         --------

     10(h) Modification Agreement (Tampa/Orlando) dated as of
           January 1, 1992, between PSH Master L.P. I to Aetna Life
           Insurance Company.                                                    ******
     10(i) Future Advance Promissory Note (Durham) dated as of
           January 1, 1992, from PSH Master L.P. I to Aetna Life
           Insurance Company.                                                    ******
     10(j) Consolidated and Renewal Promissory Note (Durham)
           dated as of January 1, 1992, from PSH Master L.P. I to
           Aetna Life Insurance Company.                                         ******
     10(k) Future Advance Promissory Note (Deferred Interest/
           Durham) dated as of January 1, 1992, from PSH Master L.P. I
           to Aetna Life Insurance Company.                                      ******
     10(l) Modification Agreement (Durham) dated as of January 1,
           1992, from PSH Master L.P. I to Aetna Life
           Insurance Company.                                                    ******
     10(m)Mortgage and Security Agreement dated as of January 1,
           1992, from PH Master L.P. I to Aetna Life Insurance
           Company.                                                              ******
     10(n) Consolidation and Modification Agreement dated as of
           January 1, 1992, from PSH Master L.P. I to Aetna Life
           Insurance Company.                                                    ******
     10(o) Deferred Interest and Payment Agreement dated as of
           January 1, 1992, between PSH Master L.P. I and Aetna
           Life Insurance Company.                                               ******
     10(p) Assignment of Claim dated as of May 24, 1993, between
           PSH Master L.P. I and Aetna Life Insurance Company.                   ******
     10(q) Improvement Reserve Escrow Agreement dated as of
           May 24, 1993, among PSH Master L.P. I, Aetna Life
           Insurance Company, and BancBoston Mortgage Corp.                      ******
     10(r) Promissory Note dated as of May 24, 1993, from PSH Master
           L.P. I to Guest Quarters Hotels Partnership in the
           original principal amount of $500,000.                                ******
     10(s) Promissory Note dated as of May 24, 1993, from PSH Master
           L.P. I to Guest Quarters Hotels Partnership in the
           original principal amount of $1,000,000.                              ******
     10(t) Mortgage and Security Agreement (Rocky Point) dated as of May 24, 1993, from PSH Master L.P. I to Guest Quarters
           Hotels Partnership.                                                   ******
     10(u) Leasehold Mortgage and Security Agreement (Orlando/
           Disney) dated as of May 24, 1993, from PSH Master L.P. I
           to Guest Quarters Hotels Partnership.                                 ******
     10(v) Deed of Trust dated as of May 24, 1993, from PSH Master
           L.P. I to Guest Quarters Hotels Partnership.                          ******
     10(w) Third Amendment to Management Agreement dated as
           of May 24, 1993, between PSH Master L.P. I and Guest
           Quarters Hotels Partnership.                                          ******


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

PSH MASTER L.P. I
  (Registrant)

By:  PC Development Limited Partnership, General Partner

     By:  PH Management Company, General Partner

          /s/
     By:  James V. Pickett                                    3/29/96
          -------------------------------------------       ----------
          James V. Pickett, Chairman and President             Date

          /s/
     By:  Stephen C. Denz                                     3/29/96
          -------------------------------------------       ----------
          Stephen C. Denz, Secretary and Controller            Date
          (Principal Financial Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

          /s/

          James V. Pickett                                    3/29/96
          -------------------------------------------       ----------
          James V. Pickett, Chairman and President of          Date
          PH Management Company

No proxy statement, form of proxy or other proxy soliciting material has been sent to Unitholders prior to the filing of this annual report on Form 10-K.