Form 10-Q
period 1996-03-31
PSH MASTER L P I
filed 1996-05-10
CIK 813897

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of
1934

For Quarter Ended:    March 31, 1996        Commission File Number:  0-16840
                   -------------------                              ---------


         PSH MASTER L.P.I
- - --------------------------------------------------------------------------------
(Exact Name of Registrant as Specified in its Charter)

         Delaware                                          31-1204568
- - --------------------------------------------------------------------------------
(State of Organization)                    (IRS Employer Identification Number)

         P.O. Box 18035, Columbus, OH  43218
- - --------------------------------------------------------------------------------
(Address of Principal Executive Offices, including Zip Code)

         (614)227-4235
- - --------------------------------------------------------------------------------
(Registrant's Telephone Number, including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

   X     Yes                 No
- - -------            -------

The number of outstanding Units of Limited Partner Interest in the Registrant, as represented by Depository Receipts at May 10, 1996 was 3,110,000.

                                PSH MASTER L.P. I

                               REPORT ON FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1996



                                      Index

                                                                          Page
                                                                         Number
                                                                         ------
Part I.    Financial Information

       Item 1:     Financial Statements:

                     Balance Sheets                                          3

                     Statements of Operations                                5

                     Statements of Cash Flows                                6

                     Notes to Financial Statements                           7

       Item 2:     Management's Discussion and Analysis of                   9
                   Financial Condition and Results of Operation

Part II.   Other Information

       Items 1 through 6                                                    12


Signatures                                                                  13

                                PSH MASTER L.P.I
                                 BALANCE SHEETS
                                   (UNAUDITED)

Assets                                                  March 31, 1996        December 31, 1995
- - ------                                                  --------------        -----------------

Current assets:
 Cash and cash equivalents                              $    383,891          $    579,253
 Accounts receivable, trade                                1,506,994               986,029
 Inventories                                                 101,657               103,444
 Prepaid expenses and other                                  376,465               335,179
 Cash held in escrow                                         543,489               346,089
                                                        ------------          ------------
  Total current assets                                     2,912,496             2,349,994
                                                        ------------          ------------

Property and equipment:
 Land                                                      3,780,000             3,780,000
 Leasehold interest in land                                7,440,000             7,440,000
 Hotels                                                   36,196,003            36,191,902
 Furniture, fixtures and equipment                        11,201,546            11,104,168
                                                        ------------          ------------
  Total                                                   58,617,549            58,516,070
 Less accumulated depreciation and amortization          (22,843,129)          (22,338,504)
                                                        ------------          ------------
   Total property and equipment, net                      35,774,420            36,177,566
                                                        ------------          ------------

Other assets:
 Replacement reserve fund                                    211,386                46,524
 China, glass, linen and silver, net                         781,590               781,590
 Deferred financing fees, organization costs
   and other, net                                            272,125               319,563
                                                        ------------          ------------
    Total other assets                                     1,265,101             1,147,677
                                                        ------------          ------------
Total assets                                            $ 39,952,017          $ 39,675,237
                                                        ============          ============


The accompanying notes are an integral part of these financial statements.

                                PSH MASTER L.P.I
                                 BALANCE SHEETS
                                   (UNAUDITED)

Liabilities and Partners' Deficit                      March 31, 1996      December 31, 1995
- - ---------------------------------                      --------------      -----------------

Current liabilities:
 Current portion of mortgage notes payable              $    281,060          $    273,979
 Accounts payable                                          1,132,784             1,739,648
 Due to affiliates                                            57,738                37,442
 Accrued expenses:
  Payroll and related taxes                                  442,906               342,265
  Real estate and other taxes                                387,224                95,671
  Interest                                                     4,271                     0
  Other                                                      231,269               171,966
                                                        ------------          ------------
   Total current liabilities                               2,537,252             2,660,971
                                                        ------------          ------------

Note payable                                                 500,000               500,000
Mortgage notes payable, less current portion              45,449,108            45,528,387
                                                        ------------          ------------

Partners' Deficit:
 General Partner                                            (254,907)             (267,409)
 Limited Partners (3,110,000 units outstanding)           (8,279,436)           (8,746,712)
                                                        ------------          ------------
   Total partners' deficit                                (8,534,343)           (9,014,121)
                                                        ------------          ------------
Total liabilities and partners' deficit                 $ 39,952,017          $ 39,675,237
                                                        ============          ============





The accompanying notes are an integral part of these financial statements.

                                PSH MASTER L.P.I
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                            Quarter ended          Quarter ended
                                                            March 31, 1996         March 31, 1995
                                                            --------------         --------------
Revenues:
  Suites                                                      $5,127,145             $4,664,497
  Other                                                        1,448,676              1,344,393
                                                              ----------             ----------
   Total revenues                                              6,575,821              6,008,890
                                                              ----------             ----------
Operating costs and expenses:
 Direct operating:
  Suites                                                       1,005,767                936,535
  Other                                                          966,185                935,883
 Other operating:
  Sales, general and administrative                            1,330,259              1,252,588
  Energy and maintenance                                         493,039                473,954
  Rents, taxes and other                                         528,829                506,302
  Partnership administrative                                      55,852                 66,597
  Depreciation and amortization                                  552,063                459,936
                                                              ----------             ----------
   Total operating costs and expenses                          4,931,994              4,631,795
                                                              ----------             ----------
Income from operations                                         1,643,827              1,377,095
Interest income                                                   23,813                  5,589
Interest expense                                               1,187,862              1,194,866
                                                              ----------             ----------
Net income (loss)                                             $  479,778             $  187,818
                                                              ==========             ==========

Net income (loss) per unit of
 limited partnership interest                                 $     0.15             $     0.06
                                                              ==========             ==========



The accompanying notes are an integral part of these financial statements.

                                PSH MASTER L.P.I
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                      Quarter ended        Quarter ended
                                                                      March 31, 1996       March 31, 1995
                                                                      --------------       --------------
Cash provided (used) by operations:
 Net income                                                            $   479,778          $   187,818
 Changes not requiring cash:
  Depreciation and amortization                                            552,063              459,936
 Working capital changes:
  Increase in accounts receivable, trade                                  (520,965)            (140,695)
  Increase in inventories,
    prepaid expenses and other                                             (39,499)             (72,314)
  Increase (decrease) in accounts payable and
    accrued expenses                                                      (155,367)             554,293
  Increase (decrease) in accrued interest payable                            4,271             (381,572)
  Increase in due to affiliates                                             20,296               17,059
                                                                       -----------          -----------
   Cash provided by operations                                             340,577              624,525
                                                                       -----------          -----------

Investment and other transactions:
 (Increase) decrease in replacement reserve fund                          (164,862)             497,457
 Increase in cash escrow for real estate taxes                            (197,400)            (293,779)
 Additions to property and equipment, net                                 (101,479)            (459,710)
 Payments of mortgages                                                     (72,198)            (163,649)
                                                                       -----------          -----------
  Cash used by investment and other transactions                          (535,939)            (419,681)
                                                                       -----------          -----------
Increase (decrease) in cash and cash equivalents
                                                                       $  (195,362)         $   204,844
                                                                       ===========          ===========

Supplemental disclosure of cash flow information--
  cash paid for interest                                               $ 1,189,746          $ 1,576,438
                                                                       ===========          ===========


The accompanying notes are an integral part of these financial statements.

NOTES TO THE FINANCIAL STATEMENTS

(1)  BASIS OF PRESENTATION

The accompanying financial statements of PSH Master L.P. I (the Partnership) have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Partnership has incurred net losses since its inception and at March 31, 1996, the Partnership had a partners' deficit of $8,534,343.

The final payment on the Partnership's real estate mortgage notes due on August 1, 1997 (see Note 5), the accumulated Partners' deficits and the uncertainty of the Partnership's ability to refinance the first mortgage debt on maturity, raise substantial doubt about the Partnership's ability to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Partnership be unable to continue as a going concern. The General Partner has begun to explore the various alternatives which may be available to the Partnership. These alternatives include further renegotiations with the current lender, an infusion of equity into the Partnership, securing subordinated debt or the sale of one or more of the hotels. For some of these alternatives, the General Partner may be required to seek the approval of the Limited Partners in accordance with the Partnership Agreement.

(2)  ORGANIZATION AND BUSINESS

The Partnership is a Delaware limited partnership which owns three all-suite hotels located in Tampa, Florida; WALT DISNEY WORLD(R) Village in Lake Buena Vista, Florida; and in the Research Triangle area near Raleigh/Durham, North Carolina.

(3)  SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:

In the opinion of Management, the accompanying financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of the Partnership at March 31, 1996 and December 31, 1995 and the results of its operations for the quarterly periods ended March 31, 1996 and 1995. The Partnership has considered Statement of Financial Accounting Standard Number 109 "Accounting for Income Taxes" and, given the cumulative operating losses, has concluded that this standard will have no impact on the Partnership's financial statements.

(4)  RELATED PARTIES

The General Partner, an affiliate, is generally empowered by the Partnership Agreement to conduct, direct and exercise full control over all activities of the Partnership.

Total fees charged by Doubletree to the Partnership for management, advertising, reservation and accounting services were $541,005, and $511,941 during the first quarter of 1996 and 1995, respectively. Nuho Company, a successor to PH Management Company (a previous management company) pursuant to the bankruptcy plan, received residual management fees of $153,195, and $141,816 during the first quarter of 1996 and 1995, respectively.

(5)  REAL ESTATE MORTGAGE NOTES

The nonrecourse notes are secured by the first mortgages on the hotels, including the ground lease at the Disney hotel. The Partnership makes monthly payments of principal and interest based upon a 30-year amortization schedule. A final payment, including interest, is due on August 1, 1997. The lender will receive appreciation interest equal to 25% of the net proceeds, as defined, at sale of the hotels, or net proceeds based upon market value if the hotels are not sold prior to the maturity of the loan.

Doubletree has made a loan commitment of up to $1,000,000, to fund cash deficits in the event the Partnership cannot meet its obligation to make debt service payments. No amounts have been borrowed under the debt service agreement at March 31, 1996.

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

(7)  PARTNERSHIP DISTRIBUTIONS AND ALLOCATIONS

Pursuant to the terms of the renegotiated debt, the Partnership is precluded from making cash distributions to the partners until such time as the interest capitalized by the lender has been repaid. This is not expected to occur prior to the maturity of the first mortgage loans on August 1, 1997.

For financial statement reporting purposes, net income is allocated 99 percent to the Unit-holders and 1 percent to the General Partner. The net income allocated to the Unitholders for the quarter ended March 31, 1996 and 1995 were $474,980, or $.15 per unit, and $185,940, or $.06 per unit, respectively.

PART I.  FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

LIQUIDITY AND CAPITAL RESOURCES

The Partnership has incurred net losses since its inception and at March 31, 1996, the Partnership had a partners' deficit of $8,534,343. The final payment on the Partnership's real estate mortgage notes due on August 1, 1997 (see Note 5 to the financial statements), the Partners' accumulated deficits and the uncertainty of the Partnership's ability to refinance the first mortgage debt on maturity (see Page 10), raise substantial doubt about the Partnership's ability to continue as a going concern for a reasonable period of time. Accordingly, the opinion the Partnership received from its independent auditors for the year ended December 31, 1995 included a going concern qualification. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset or liability amounts that might be necessary should the Partnership be unable to continue as a going concern.

During the first quarter of 1996, the Partnership made monthly payments of principal and interest on its first mortgage debt based upon a 30-year amortization schedule at the contract rate of 10.25%, in accordance with the restructured loans. Cash from operations, after funding replacement reserves exceeded the required debt service by $695,819, significantly improving the Partnership's working capital and current ratio positions. This excess amount is expected to increase during the second quarter and then partially decline in the second half of the year due to the seasonal business of the hotels. The Partnership's liquidity is supplemented by the loan commitment of Doubletree, up to $1,000,000, to fund cash deficits in the event the properties cannot meet the revised loan terms. No amounts have been borrowed under such agreement at March 31, 1996.

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

The Partnership is required by its Management Agreement to maintain Replacement Reserve Fund balances of specified amounts to facilitate operating the Hotels as "first-class" suite accommodations. Separate Replacement Reserve Funds have been established for replacements, substitutions and additions to furniture and equipment and these were funded at the rate of 4% of total revenues during the first quarter of 1996.

In addition, the Partnership borrowed $500,000 from Doubletree to be used for capital improvements on October 26, 1994. Interest is computed at 10.25%, payable monthly in arrears.

The Partnership deposits cash each month into escrow for the payment of real and personal property taxes, as required by the lender. The monthly deposits to the escrow account are sufficient to meet these tax obligations as they come due.

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

RESULTS OF OPERATIONS

The Tampa and Disney hotels opened in April 1986 and March 1987, respectively, and the Durham hotel opened in December 1987. The following table summarizes combined operating information for the hotels:

                                                                    Quarter Ended          Quarter Ended
                                                                    March 31, 1996         March 31, 1995
                                                                    --------------         --------------

Available suites                                                         57,785                57,150

Occupancy percentage                                                      79.17%                78.34%

Average daily rate                                                      $112.07               $104.18

Direct operating costs as a percent of total revenues                      30.0%                 31.2%

Income before depreciation and amortization expense                  $1,031,841              $647,754

Income before depreciation and amortization
  expense per unit of limited partnership interest                         $.33                  $.21

Room revenues increased 9.9% from the first quarter of 1995, based upon a 7.6% increase in average daily rate and a 1.1% increase in occupancy. Average daily rate increased at each hotel while volume gains in the Florida hotels were partially offset by lower occupancy at Raleigh/Durham. Food, beverage and other revenues increased from last year, based upon higher volumes and price increases.

Direct operating expenses increased 5.3% in the current quarter from the same quarter of 1995, but declined as a percentage of revenues to 30% from 31.2%. Direct expenses increased due to higher labor costs and rooms sales commissions associated with increased volume and revenue levels. In addition, the cost of the Doubletree cookie program, which commenced in late March, 1995, was absent from last year's first quarter results.

Sales, general and administrative expenses increased 6.2% in the quarter, due primarily to revenue driven costs including management fees, national advertising fees and credit card commissions. Energy costs increased due to higher usage and pricing increases. Ground rents, based on higher revenues at the Disney hotel, resulted in an increase in fixed costs. This increase was partially offset by lower real estate taxes at the Disney property, resulting from a revised tax assessment.

Partnership administrative expenses consist primarily of quarterly and annual report costs, tax processing and transfer agent charges, and legal and audit fees. Depreciation and amortization expense increased 20% in the current quarter due to fixed asset additions in 1995 now being depreciated.

PART II.      OTHER INFORMATION

ITEMS 1 THROUGH 6

Information required in Items 1 through 6 is not applicable to the Registrant for the quarter ended March 31, 1996.

SIGNATURES

Pursuant to the requirements of the Security Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PSH MASTER L. P. I
- - ------------------
(Registrant)

By:    PC Development Limited Partnership,
       General Partner

       By:    PH Management Company,
              General Partner

              By: James V. Pickett                             5/10/95
                  ------------------------------------      -------------
                  James V. Pickett, Chairman                    Date

              By: Stephen C. Denz                             5/10/95
                  ------------------------------------      -------------
                  Stephen C. Denz, Controller                   Date
                  (Principal Financial Officer)