Form 10-Q
period 1996-06-30
PSH MASTER L P I
filed 1996-08-14
CIK 813897

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

               Quarterly Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

For Quarter Ended:      JUNE 30, 1996      Commission File Number:    0-16840
                  ------------------------                         ------------


                                PSH MASTER L.P.I
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


         DELAWARE                                   31-1204568
   -----------------------             ------------------------------------
   (State of Organization)             (IRS Employer Identification Number)


                      P.O. BOX 18035, COLUMBUS, OH  43218
          ------------------------------------------------------------
          (Address of Principal Executive Offices, including Zip Code)


                                 (614) 227-4235
              ----------------------------------------------------
              (Registrant's Telephone Number, including Area Code)

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

The number of outstanding Units of Limited Partner Interest in the Registrant, as represented by Depository Receipts at August 14, 1996 was 3,110,000.

                               PSH MASTER L.P. I

                              REPORT ON FORM 10-Q

                      FOR THE QUARTER ENDED JUNE 30, 1996




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

                                PSH MASTER L.P.I
                                 BALANCE SHEETS
                                  (UNAUDITED)


ASSETS                                                                          June 30, 1996            December 31, 1995
- - ------                                                                  ----------------------   --------------------------
Current assets:
 Cash and cash equivalents                                              $           1,164,797     $                579,253
 Accounts receivable, trade                                                         1,106,415                      986,029
 Inventories                                                                          104,206                      103,444
 Prepaid expenses and other                                                           390,883                      335,179
 Cash held in escrow                                                                  707,747                      346,089
                                                                        ----------------------   --------------------------
  Total current assets                                                              3,474,048                    2,349,994
                                                                        ----------------------   --------------------------

Property and equipment:
 Land                                                                               3,780,000                    3,780,000
 Leasehold interest in land                                                         7,440,000                    7,440,000
 Hotels                                                                            36,254,531                   36,191,902
 Furniture, fixtures and equipment                                                 11,367,159                   11,104,168
                                                                        ----------------------   --------------------------
  Total                                                                            58,841,690                   58,516,070

 Less accumulated depreciation and amortization
                                                                                  (23,347,755)                 (22,338,504)
                                                                        ----------------------   --------------------------
  Total property and equipment, net                                                35,493,935                   36,177,566
                                                                        ----------------------   --------------------------

Other assets:
 Replacement reserve fund                                                             248,279                       46,524
 China, glass, linen and silver, net                                                  781,590                      781,590
 Deferred financing fees, organization costs
   and other, net                                                                     224,688                      319,563
                                                                        ----------------------   --------------------------
    Total other assets                                                              1,254,557                    1,147,677
                                                                        ----------------------   --------------------------
Total assets                                                             $         40,222,540     $             39,675,237
                                                                        ======================   ==========================

The accompanying notes are an integral part of these financial statements.

                                PSH MASTER L.P.I
                                 BALANCE SHEETS
                                  (UNAUDITED)


LIABILITIES AND PARTNERS' DEFICIT                                               June 30, 1996            December 31, 1995
- - ---------------------------------                                       ----------------------   --------------------------
Current liabilities:
 Current portion of mortgage notes payable                               $            288,324     $                273,979
 Accounts payable                                                                   1,113,901                    1,739,648
 Due to affiliates                                                                     45,959                       37,442
 Accrued expenses:
  Payroll and related taxes                                                           372,287                      342,265
  Real estate and other taxes                                                         536,017                       95,671
  Interest                                                                             12,813                            0
  Other                                                                               235,118                      171,966
                                                                        ----------------------   --------------------------
   Total current liabilities                                                        2,604,419                    2,660,971
                                                                        ----------------------   --------------------------

Note payable                                                                          500,000                      500,000
Mortgage notes payable, less current portion                                       45,367,781                   45,528,387
                                                                        ----------------------   --------------------------

Partners' Deficit:
 General Partner                                                                     (252,060)                    (267,409)
 Limited Partners (3,110,000 units outstanding)                                    (7,997,600)                  (8,746,712)
                                                                        ----------------------   --------------------------
   Total partners' deficit                                                         (8,249,660)                  (9,014,121)
                                                                        ----------------------   --------------------------
Total liabilities and partners' deficit                                  $         40,222,540     $             39,675,237
                                                                        ======================   ==========================


The accompanying notes are an integral part of these financial statements.

                                PSH MASTER L.P.I
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                                 Six                          Six
                                                                            Months Ended                 Months Ended
                                                                            June 30, 1996                June 30, 1995
                                                                        ----------------------       ----------------------
Revenues:
  Suites                                                                 $         10,192,428         $          9,175,616
  Other                                                                             2,838,735                    2,624,510
                                                                        ----------------------       ----------------------
   Total revenues                                                                  13,031,163                   11,800,126
                                                                        ----------------------       ----------------------

Operating costs and expenses:
 Direct operating:
  Suites                                                                            2,074,082                    1,919,734
  Other                                                                             1,962,666                    1,853,492
 Other operating:
  Sales, general and administrative                                                 2,641,793                    2,442,868
  Energy and maintenance                                                            1,003,838                      996,578
  Rents, taxes and other                                                            1,040,944                      972,588
  Partnership administrative                                                          102,021                      108,232
  Depreciation and amortization                                                     1,104,126                      954,905
                                                                        ----------------------       ----------------------
   Total operating costs and expenses                                               9,929,470                    9,248,397
                                                                        ----------------------       ----------------------
Income from operations                                                              3,101,693                    2,551,729
Interest income                                                                        36,624                       10,810
Interest expense                                                                    2,373,856                    2,388,047
                                                                        ----------------------       ----------------------
Net income                                                               $            764,461         $            174,492
                                                                        ======================       ======================

Net income per unit of
 limited partnership interest                                            $               0.24         $               0.06
                                                                        ======================       ======================


The accompanying notes are an integral part of these financial statements.

                                PSH MASTER L.P.I
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                                Quarter ended                Quarter ended
                                                                                June 30, 1996                June 30, 1995
                                                                        ----------------------       ----------------------
Revenues:
  Suites                                                                 $          5,065,283         $          4,511,119
  Other                                                                             1,390,059                    1,280,117
                                                                        ----------------------       ----------------------
   Total revenues                                                                   6,455,342                    5,791,236
                                                                        ----------------------       ----------------------

Operating costs and expenses:
 Direct operating:
  Suites                                                                            1,068,315                      983,199
  Other                                                                               996,481                      917,609
 Other operating:
  Sales, general and administrative                                                 1,311,534                    1,190,280
  Energy and maintenance                                                              510,799                      522,624
  Rents, taxes and other                                                              512,115                      466,286
  Partnership administrative                                                           46,169                       41,635
  Depreciation and amortization                                                       552,063                      494,969
                                                                        ----------------------       ----------------------
   Total operating costs and expenses                                               4,997,476                    4,616,602
                                                                        ----------------------       ----------------------
Income from operations                                                              1,457,866                    1,174,634
Interest income                                                                        12,811                        5,221
Interest expense                                                                    1,185,994                    1,193,181
                                                                        ----------------------       ----------------------
Net income (loss)                                                        $            284,683         $            (13,326)
                                                                        ======================       ======================

Net income (loss) per unit of
 limited partnership interest                                            $               0.09         $             (0.004)
                                                                        ======================       ======================


The accompanying notes are an integral part of these financial statements.

                                PSH MASTER L.P.I
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                 Six                          Six
                                                                            Months Ended                 Months Ended
                                                                            June 30, 1996                June 30, 1995
                                                                        ----------------------       ----------------------
Cash provided (used) by operations:
 Net income                                                              $            764,461         $            174,492
 Changes not requiring cash:
  Depreciation and amortization                                                     1,104,126                      954,905
 Working capital changes:
  (Increase) decrease in accounts receivable, trade                                  (120,386)                      70,455
  (Increase) decrease in inventories,
    prepaid expenses and other                                                        (56,466)                      17,350
  Increase (decrease) in accounts payable and
    accrued expenses                                                                  (92,227)                     143,303
  Increase (decrease) in accrued interest payable                                      12,813                     (368,759)
  Increase in due to affiliates                                                         8,517                        4,266
                                                                        ----------------------       ----------------------
   Cash provided by operations                                                      1,620,838                      996,012
                                                                        ----------------------       ----------------------

Investment and other transactions:

 (Increase) decrease in replacement reserve fund                                     (201,755)                     541,444
 Increase in cash escrow for real estate taxes                                       (361,658)                    (515,312)
 Additions to property and equipment, net                                            (325,620)                    (646,101)
 Payments of mortgages                                                               (146,261)                    (230,527)
                                                                        ----------------------       ----------------------
  Cash used by investment and other transactions                                   (1,035,294)                    (850,496)
                                                                        ----------------------       ----------------------
Increase in cash and cash equivalents                                    $            585,544         $            145,516
                                                                        ======================       ======================

Supplemental disclosure of cash flow information--
  cash paid for interest                                                 $          2,361,043         $          2,756,807
                                                                        ======================       ======================


The accompanying notes are an integral part of these financial statements.

NOTES TO THE FINANCIAL STATEMENTS

(1)  BASIS OF PRESENTATION

The accompanying financial statements of PSH Master L.P. I (the Partnership) have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Partnership has incurred net losses since its inception and at June 30, 1996, the Partnership had a partners' deficit of $8,249,660.

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

(3)  SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:

In the opinion of Management, the accompanying financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of the Partnership at June 30, 1996 and December 31, 1995 and the results of its operations for the year-to-date and quarterly periods ended June 30, 1996 and 1995. The Partnership has considered Statement of Financial Accounting Standard Number 109 "Accounting for Income Taxes" and, given the cumulative operating losses, has concluded that this standard will have no impact on the Partnership's financial statements.

(4)  RELATED PARTIES

The General Partner, an affiliate, is generally empowered by the Partnership Agreement to conduct, direct and exercise full control over all activities of the Partnership.

Total fees charged by Doubletree to the Partnership for management, advertising, reservation and accounting services were $560,088, and $387,079 during the second quarter of 1996 and 1995, respectively. Nuho Company, a successor to PH Management Company (a previous management company) pursuant to the bankruptcy plan, received residual management fees of $151,698 and $140,735 during the second quarter of 1996 and 1995, respectively. Year-to-date, Doubletree earned $1,126,728 for its services compared to $899,019 in the first two quarters of 1995. Of these amounts, Nuho Company received residual fees of $304,893 compared to $282,551 received in the first two quarters of 1995. The total fees earned by Doubletree in the first half of 1995 reflect a credit to the Partnership of $117,119 to be used for expenses, including signage costs, associated with the conversion to the Doubletree name.

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

Doubletree has made a loan commitment of up to $1,000,000, to fund cash deficits in the event the Partnership cannot meet its obligation to make debt service payments. No amounts have been borrowed under the debt service agreement at June 30, 1996.

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

(7)  PARTNERSHIP DISTRIBUTIONS AND ALLOCATIONS

Pursuant to the terms of the renegotiated debt, the Partnership is precluded from making cash distributions to the partners until such time as the interest capitalized by the lender has been repaid. Such repayment is not expected to occur prior to the maturity of the first mortgage loans on August 1, 1997.

For financial statement reporting purposes, net income (loss) is allocated 99 percent to the Unitholders and 1 percent to the General Partner. The net income (losses) allocated to the Unitholders for the quarter ended June 30, 1996 and 1995 were $281,836, or $.09 per unit, and ($13,193), or ($.004) per unit, respectively. The net income allocated to the Unitholders for the first six months of 1996 were $756,816, or $.24 per unit, compared to $172,747, or $.06 per unit, for the same period of the previous year.

(8)  INCOME TAXES

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

PART I.  FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

LIQUIDITY AND CAPITAL RESOURCES

The Partnership has incurred net losses since its inception and at June 30, 1996, the Partnership had a partners' deficit of $8,249,660. The Partners' accumulated deficits and the uncertainty of the Partnership's ability to refinance the first mortgage debt on maturity (see Note 5) raise substantial doubt about the Partnership's ability to continue as a going concern for a reasonable period of time. Accordingly, the opinion the Partnership received from its independent auditors for the year ended December 31, 1995 included a going concern qualification. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset or liability amounts that might be necessary should the Partnership be unable to continue as a going concern.

During the first half of 1996, the Partnership made monthly payments of principal and interest on its first mortgage debt based upon a 30-year amortization schedule at the contract rate of 10.25%, in accordance with the restructured loans. Cash from operations, after funding replacement reserves, exceeded the required debt service by $1,199,819, significantly improving the Partnership's working capital and current ratio positions. This excess amount is expected to decline in the second half of the year due to the seasonal business of the hotels. The Partnership's liquidity is supplemented by the loan commitment of Doubletree, up to $1,000,000, to fund cash deficits in the event the properties cannot meet the revised loan terms. No amounts have been borrowed under such agreement at June 30, 1996.

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

In addition to its hotel operations, the Partnership will receive annual payments in 1996 and 1997 on its unsecured claim against the General Partner, which in 1991 filed for protection against its creditors under Chapter 11 of the U.S. Bankruptcy Code. The debtors estimate that through June 30, 1996 approximately $160,000 is due the Partnership from the bankruptcy estate in satisfaction of its claim. This amount includes profits from a hotel owned by the General Partner. The Partnership will receive against its unsecured claim its share of the future operating profits of this hotel and, if the hotel is sold, its share of net sale proceeds, if any.

The Partnership is required by its Management Agreement to maintain Replacement Reserve Fund balances of specified amounts to facilitate operating the Hotels as "first-class" suite accommodations. Separate Replacement Reserve Funds have been established for replacements, substitutions and additions to furniture and equipment and these were funded at the rate of 4% of total revenues during the first half of 1996.

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

The Partnership's mortgage obligations mature on August 1, 1997, requiring a balloon payment of approximately $45,500,000. In addition, the lender will receive 25% of the net proceeds, as defined, upon sale of the hotels, or net proceeds based upon market value if the hotels are not sold prior to the maturity of the loan, as appreciation interest. Given the underwriting standards of first mortgage lenders with respect to loan to value ratios and debt service coverage ratios, it is unlikely that the Partnership can refinance, in total, its present debt with a new first mortgage lender. The General Partner has begun to explore the various alternatives which may be available to the Partnership. These alternatives include further renegotiations with the current lender, an infusion of equity into the Partnership, securing subordinated debt or the sale of one or more of the hotels. For some of these alternatives, the General Partner may be required to seek the approval of the Limited Partners in accordance with the Partnership Agreement.

RESULTS OF OPERATIONS

The Tampa and Disney hotels opened in April 1986 and March 1987, respectively, and the Durham hotel opened in December 1987. The following table summarizes combined operating information for the hotels:

                                                                                          Six Months           Six Months
                                                Quarter Ended       Quarter Ended            Ended                Ended
                                                June 30, 1996       June 30, 1995        June 30, 1996        June 30, 1995
                                       ------------------------------------------------------------------------------------
Available suites                                    57,785               57,785              115,570              114,935

Occupancy percentage                                 82.76%               80.03%               80.97%               79.19%

Average daily rate                                 $105.91               $97.55              $108.92              $100.81

Direct  operating  costs as a percent
of total revenues                                     32.0%                32.8%                31.0%                32.0%

Income  before depreciation and
amortization expense

                                                  $836,746             $481,643           $1,868,587           $1,129,397

Income before
depreciation and
amortization expense
per unit of limited
partnership interest                                  $.27                 $.15                 $.59                 $.36

SIX MONTHS ENDED JUNE 30, 1996

Total revenues increased 10.4% during the first six months of 1996, driven by increases in both volume and average daily rate. Occupancy increased due to strong volume increases at the Disney hotel. Occupancy at the Tampa hotel also increased, while volumes at Raleigh/Durham declined slightly. Average daily rates increased at each of the hotels, with the largest gains being recorded by the Raleigh/Durham hotel. Food, beverage and other revenues increased 8.2% over the prior year, based upon both higher volumes and price increases.

Direct operating costs increased by 7.0% in the first six months, compared to the same period of 1995, but declined slightly as a percent of sales due to increased room volume and average daily rate and other revenue gains. Sales, general and administrative expenses, up 8.1%, reflect a signage rebate of $117,119 recorded in the second quarter of 1995 in connection with the conversion to the Doubletree brand. Adjusted for this one-time rebate, sales, general and administrative expenses increased 3.2%. Increased payroll associated with staffing additions, higher management fees and credit card commissions (based upon higher revenue levels) and increased security expenses also contributed to higher administrative fees during 1996. Energy and maintenance costs remained steady compared to 1995. Rents, taxes and other expenses increased 7.0% over 1995 due to increased ground rents at the Disney property which are based on total revenues.

Partnership administrative expenses consist primarily of quarterly and annual report costs, tax processing and transfer agent charges, and legal and audit fees.

QUARTER ENDED JUNE 30, 1996

Room revenues increased 12.3% from the second quarter of 1995, based upon a 8.6% increase in average daily rate and a 3.4% increase in occupancy. Average daily rate increased at each hotel while volume gains in the Florida hotels were partially offset by lower occupancy at Raleigh/Durham. Food, beverage and other revenues increased from last year, based upon higher volumes and price increases.

Direct operating costs associated with the suites department increased 8.7% in the quarter, however, direct operating costs as a percentage of revenues declined slightly, compared to the second quarter of 1995. Suites costs were negatively impacted by higher labor costs in Disney and Raleigh/Durham Reservations expense and rooms commissions increased due to higher revenue volumes.

Sales, general and administrative expenses, up 10.2%, reflect a signage rebate of $117,119 recorded in the second quarter of 1995 in connection with the conversion to the Doubletree brand. Adjusted for this one-time rebate, sales, general and administrative expenses reflect a minimal increase. Increased payroll associated with staffing additions, higher management fees and credit card commissions (based upon higher revenue levels) and increased security expenses also contributed to higher administrative fees during the second quarter of 1996.

Energy and maintenance costs decreased 2.3% during the quarter, due to fewer repairs and maintenance projects being completed by outside contractors, primarily landscaping jobs.

PART II.          OTHER INFORMATION

ITEMS 1 THROUGH 6

Information required in Items 1 through 6 is not applicable to the Registrant for the quarter ended June 30, 1996.

SIGNATURES

Pursuant to the requirements of the Security Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PSH MASTER L. P. I
- - ------------------
(Registrant)

By:      PC Development Limited Partnership,
         General Partner


         By:  PH Management Company,
            -------------------------------
              General Partner



                  By:  /s/ JAMES V. PICKETT                   8/14/96
                      ----------------------------            -------
                        James V. Pickett, Chairman            Date



                  By:  /s/ STEPHEN C. DENZ                    8/14/96
                      -----------------------------           -------
                       Stephen C. Denz, Controller            Date
                      (Principal Financial Officer)