Form 10-Q
period 1996-09-30
PSH MASTER L P I
filed 1996-11-12
CIK 813897

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
Act of 1934

For Quarter Ended:     September 30, 1996   Commission File Number:  0-16840
                  -------------------------                        ----------

                      PSH MASTER L.P.I
--------------------------------------------------------------------------------
(Exact Name of Registrant as Specified in its Charter)

      Delaware                                           31-1204568
--------------------------------------------------------------------------------
(State of Organization)                     (IRS Employer Identification Number)

                       P.O. Box 18035, Columbus, OH  43218
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

     X        Yes        No
------------        ----------
The number of outstanding Units of Limited Partner Interest in the Registrant, as represented by Depository Receipts at November 12, 1996 was 3,110,000.

                                PSH MASTER L.P. I

                               REPORT ON FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1996

                                      Index
                                      -----

                                                                            Page
                                                                          Number
                                                                          ------
Part I. Financial Information

       Item 1:  Financial Statements:

                  Balance Sheets                                               3

                  Statements of Operations                                     5

                  Statements of Cash Flows                                     7

                  Notes to Financial Statements                                8

       Item 2:  Management's Discussion and Analysis of
         Financial Condition and Results of Operation                         11

Part II. Other Information

       Items 1 through 6                                                      16

Signatures                                                                    17

                                PSH MASTER L.P.I
                                 BALANCE SHEETS
                                   (UNAUDITED)

Assets                                      September 30, 1996 December 31, 1995
------                                      ------------------  ----------------

Current assets:
 Cash and cash equivalents                        $ 1,087,697     $   579,253
 Accounts receivable, trade                         1,062,459         986,029
 Inventories                                          107,290         103,444
 Prepaid expenses and other                           344,487         335,179
 Cash held in escrow                                  728,633         346,089
                                                  -----------     -----------
 Total current assets                               3,330,566       2,349,994
                                                  -----------     -----------

Property and equipment:
 Land                                               3,780,000       3,780,000
 Leasehold interest in land                         7,440,000       7,440,000
 Hotels                                            36,279,543      36,191,902
 Furniture, fixtures and equipment                 11,718,744      11,104,168
                                                  -----------     -----------
 Total                                             59,218,287      58,516,070
 Less accumulated depreciation and amortization   (23,850,112)    (22,338,504)
                                                  -----------     -----------
   Total property and equipment, net               35,368,175      36,177,566
                                                  -----------     -----------
Other assets:
 Replacement reserve fund                              99,778          46,524
 China, glass, linen and silver, net                  781,590         781,590
 Deferred financing fees, organization costs
   and other, net                                     177,049         319,563
                                                 ------------    ------------
    Total other assets                              1,058,417       1,147,677
                                                 ------------    ------------
Total assets                                     $ 39,757,158    $ 39,675,237
                                                 ============    ============

The accompanying notes are an integral part of these financial statements.


                                PSH MASTER L.P.I
                                 BALANCE SHEETS
                                   (UNAUDITED)

Liabilities and Partners' Deficit            September 30, 1996   December 31, 1995
---------------------------------            ------------------   -----------------

Current liabilities:

 Current portion of mortgage notes payable           $45,580,125    $   273,979
 Accounts payable                                        855,946      1,739,648
 Due to affiliates                                        40,401         37,442
 Accrued expenses:
  Payroll and related taxes                              524,791        342,265
  Real estate and other taxes                            564,981         95,671
  Interest                                                 4,271              0
  Other                                                  198,303        171,966
                                                     -----------    -----------
   Total current liabilities                          47,768,818      2,660,971
                                                     -----------    -----------

Note payable                                             500,000        500,000
Mortgage notes payable, less current portion                   0     45,528,387
                                                     -----------    -----------
Partners' Deficit:
 General Partner - 1% interest                          (254,680)      (267,409)
 Limited Partners - 99% interest
    (3,110,000 units authorized and outstanding)      (8,256,980)    (8,746,712)
                                                     -----------    -----------
   Total partners' deficit                            (8,511,660)    (9,014,121)
                                                     -----------    -----------
Total liabilities and partners' deficit              $39,757,158    $39,675,237
                                                     ===========    ===========


The accompanying notes are an integral part of these financial statements.

                                PSH MASTER L.P.I
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                  Nine                   Nine
                                              Months Ended           Months Ended
                                           September 30, 1996     September 30, 1995
                                           ------------------     ------------------
Revenues:
  Suites                                       $14,618,084           $12,960,636
  Other                                          4,036,084             3,731,165
                                               -----------           -----------
   Total revenues                               18,654,168            16,691,801
                                               -----------           -----------
Operating costs and expenses:
 Direct operating:
  Suites                                         3,086,477             2,796,018
 Other                                           2,869,193             2,654,308
  Other operating:
  Sales, general and administrative              3,848,063             3,578,868
  Energy and maintenance                         1,562,585             1,524,784
  Rents, taxes and other                         1,511,118             1,432,527
  Partnership administrative                       112,868               126,013
  Depreciation and amortization                  1,654,123             1,432,630
                                               -----------           -----------
   Total operating costs and expenses           14,644,427            13,545,148
                                               -----------           -----------
Income from operations                           4,009,741             3,146,653
Interest income                                     50,657                11,342
Interest expense                                 3,557,937             3,579,502
                                               -----------           -----------
Net income (loss)                              $   502,461              (421,507)
                                               ===========           ===========
Net income (loss) per unit of
 limited partnership interest                  $      0.16           $     (0.13)
                                               ===========           ===========

The accompanying notes are an integral part of these financial statements.

                                PSH MASTER L.P.I
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                              Quarter ended          Quarter ended
                                           September 30, 1996     September 30, 1995
                                          --------------------    ------------------
Revenues:
  Suites                                         $4,425,656             $3,785,020
  Other                                           1,197,349              1,106,655
                                                  ----------            ----------
   Total revenues                                 5,623,005              4,891,675
                                                  ----------            ----------
Operating costs and expenses:
 Direct operating:
  Suites                                          1,012,395                876,284
  Other                                             906,527                800,816
 Other operating:
  Sales, general and administrative               1,206,270              1,136,000
  Energy and maintenance                            558,747                528,206
  Rents, taxes and other                            470,174                459,939
  Partnership administrative                         10,847                 17,781
  Depreciation and amortization                     549,997                477,725
                                                 ----------             ----------
   Total operating costs and expenses             4,714,957              4,296,751
                                                 ----------             ----------
Income from operations                              908,048                594,924
Interest income                                      14,033                    532
Interest expense                                  1,184,081              1,191,455
                                                 ----------             ----------
Net income (loss)                                $ (262,000)            $ (595,999)
                                                 ==========             ==========
Net income (loss) per unit of
 limited partnership interest                    $    (0.08)            $    (0.19)
                                                 ==========             ==========

   The accompanying notes are an integral part of these financial statements.

                                PSH MASTER L.P.I
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                       Nine                   Nine
                                                                  Months Ended            Months Ended
                                                                September 30, 1996      September 30, 1995
                                                                ------------------     -------------------
Cash provided (used) by operations:
 Net income (loss)                                                 $  502,461            $  (421,507)
 Changes not requiring cash:
  Depreciation and amortization                                     1,654,123              1,432,630
 Working capital changes:
  Increase in accounts receivable, trade                              (76,430)               (73,426)
  Increase in inventories,
   prepaid expenses and other                                         (13,154)              (130,031)
  Increase (decrease) in accounts payable and
   accrued expenses                                                  (205,529)               793,163
  Increase (decrease) in accrued interest payable                       4,271               (395,097)
  Increase (decrease) in due to affiliates                              2,959                 (4,372)
                                                                  -----------            -----------
   Cash provided by operations                                      1,868,701              1,201,360
                                                                  -----------            -----------

Financing and capital transactions:
  Guaranty payments from
    General Partner                                                    47,535                 41,589
                                                                  -----------            -----------
      Cash provided by financing
        and capital transactions                                       47,535                 41,589
                                                                  -----------            -----------

Investment and other transactions:
 (Increase) decrease in replacement reserve fund                      (53,254)               423,698
 Increase in cash escrow for real estate taxes                       (382,544)              (736,413)
 Additions to property and equipment                                 (749,753)              (751,395)
 Payments of mortgages                                               (222,241)              (299,134)
                                                                  -----------            -----------
  Cash used by investment and other transactions                   (1,407,792)            (1,363,244)
                                                                  -----------            -----------
Increase (decrease) in cash and cash equivalents                  $   508,444            $  (120,295)
                                                                  ===========            ===========
Supplemental disclosure of cash flow information--
  cash paid for interest                                          $ 3,553,666            $ 3,935,447
                                                                  ===========            ===========


The accompanying notes are an integral part of these financial statements.

NOTES TO THE FINANCIAL STATEMENTS

(1)  BASIS OF PRESENTATION

The accompanying financial statements of PSH Master L.P. I (the Partnership) have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Partnership has incurred net losses since its inception and at September 30, 1996, the Partnership had a partners' deficit of $8,511,660.

The final payment on the Partnership's real estate mortgage notes due on August 1, 1997 (see Note 5), the accumulated Partners' deficits and the uncertainty of the Partnership's ability to refinance the first mortgage debt on maturity, raise substantial doubt about the Partnership's ability to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Partnership be unable to continue as a going concern. The Partnership recently engaged Banc One Capital Corporation, on a success-fee basis, to assist in exploring and advising upon the sale and/or refinancing of its hotels. Banc One Capital Corporation is currently formulating its recommendation of the most appropriate sale/refinance strategy available to the Partnership. This strategy may include an infusion of equity into the Partnership, securing subordinated debt or the sale of one or more of the hotels. Although none of these alternatives has been advanced to a point of certainty, Management is of the opinion that the existing first mortgage debt can be refinanced prior to its maturity. For some of these alternatives, the General Partner may be required to seek the approval of the Limited Partners in accordance with the Partnership Agreement. James V. Pickett, Chairman of PH Management Company, which is the General Partner of PC Development, Limited Partnership (the "General Partner") has been a Managing Director of Banc One Capital Corporation since 1993.

(2)  ORGANIZATION AND BUSINESS

The Partnership is a Delaware limited partnership which owns three all-suite hotels located in Tampa, Florida; WALT DISNEY WORLD(R) Village in Lake Buena Vista, Florida; and in the Research Triangle area near Raleigh/Durham, North Carolina.

(3)  SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:

In the opinion of Management, the accompanying financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of the Partnership at September 30, 1996 and December 31, 1995 and the results of its operations for the year-to-date and quarterly periods ended September 30, 1996 and 1995. The Partnership has considered Statement of Financial Accounting Standard Number 109 "Accounting for Income Taxes" and, given the cumulative operating losses, has concluded that this standard will have no impact on the Partnership's financial statements.

(4)  RELATED PARTIES

The General Partner, an affiliate, is generally empowered by the Partnership Agreement to conduct, direct and exercise full control over all activities of the Partnership.

Total fees charged by DoubleTree to the Partnership for management, advertising, reservation and accounting services were $498,257 and $438,113 during the third quarter of 1996 and 1995, respectively. Nuho Company, a successor to PH Management Company (a previous management company) pursuant to the bankruptcy plan, received residual management fees of $131,852 and $109,782 during the third quarter of 1996 and 1995, respectively. Year-to-date, DoubleTree earned $1,624,985 for its services compared to $1,337,132 in the first three quarters of 1995. Of these amounts, Nuho Company received residual fees of $436,745 compared to $392,332 received in the first three quarters of 1995. The total fees earned by DoubleTree in the first three quarters of 1995 reflect a credit to the Partnership of $117,119 used for expenses, including signage costs, associated with the conversion to the DoubleTree name.

(5)  REAL ESTATE MORTGAGE NOTES

The nonrecourse notes are secured by the first mortgages on the hotels, including the ground lease at the Disney hotel. The Partnership makes monthly payments of principal and interest based upon a 30-year amortization schedule. A final payment, including interest, is due on August 1, 1997. Accordingly, the total principal amount due has been classified as a current liability at September 30, 1996. The lender will also receive appreciation interest equal to 25% of the net proceeds, as defined, at sale of the hotels, or net proceeds based upon market value if the hotels are refinanced rather than sold prior to the maturity of the loan.

On October 26, 1994, the Partnership borrowed $500,000 from DoubleTree for capital improvements. This nonrecourse note is secured by second mortgages on the hotels and is due at the termination of the management agreement with DoubleTree. Interest is computed at 10.25% and payment is equal to the lesser of the monthly computed interest due or monthly available cash flow from the Partnership.

DoubleTree has made a loan commitment of up to $1,000,000, to fund cash deficits in the event the Partnership cannot meet its obligation to make debt service payments. No amounts have been borrowed under the debt service agreement at September 30, 1996.

(6)  PARTNERSHIP DISTRIBUTIONS AND ALLOCATIONS

Pursuant to the terms of the renegotiated debt, the Partnership is precluded from making cash distributions to the partners until such time as the interest capitalized by the lender has been repaid. Such repayment is expected to occur on or before the maturity of the first mortgage loans on August 1, 1997 in connection with the sale or refinancing of the hotels.

For financial statement reporting purposes, net income (loss) is allocated 99 percent to the Unitholders and 1 percent to the General Partner. The net loss allocated to the Unitholders for the quarter ended September 30, 1996 and 1995 was ($259,380), or ($.08) per unit, and ($590,039), or ($.19) per unit, respectively. The net income (loss) allocated to the Unitholders for the first nine months of 1996 was $497,436, or $.16 per unit, compared to ($417,292), or ($.13) per unit, for the same period of the previous year.

(7)  INCOME TAXES

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

PART I.  FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

LIQUIDITY AND CAPITAL RESOURCES

The Partnership has incurred net losses since its inception and at September 30, 1996, the Partnership had a partners' deficit of $8,511,660. The Partners' accumulated deficits and the uncertainty of the Partnership's ability to refinance the first mortgage debt on maturity (see Note 5) raise substantial doubt about the Partnership's ability to continue as a going concern for a reasonable period of time. Because of the possible material effects of this uncertainty the independent auditors did not express an opinion on the financial statements. However, as discussed in the auditors' report, the financial statements do not include any adjustments relating to the recoverability and classification of recorded asset or liability amounts that might be necessary should the Partnership be unable to continue as a going concern.

During the first three quarters of 1996, the Partnership made monthly payments of principal and interest on its first mortgage debt based upon a 30-year amortization schedule at the contract rate of 10.25%, in accordance with the restructured loans. Cash from operations, after funding replacement reserves, exceeded the required debt service by $1,186,188, significantly improving the Partnership's working capital and current ratio positions. This excess amount is expected to decline in the fourth quarter due to the seasonal business of the hotels. Based upon anticipated revenue levels, Management is of the opinion that cash from operations will be sufficient to meet expected cash requirements during the next twelve months, with the exception of the required balloon payment on the existing first mortgage debt. The Partnership's liquidity is supplemented by the loan commitment of DoubleTree, up to $1,000,000, to fund cash deficits in the event the properties cannot meet the revised loan terms. No amounts have been borrowed under such agreement at September 30, 1996.

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

In addition to its hotel operations, the Partnership will receive a final payment in 1997 on its unsecured claim against the General Partner, which in 1991 filed for protection against its creditors under Chapter 11 of the U.S. Bankruptcy Code. The debtors estimate that through September 30, 1996 approximately $156,000 is due the Partnership from the bankruptcy estate in satisfaction of its claim. This amount includes profits from a hotel owned by the General Partner. The Partnership will receive against its unsecured claim its share of the future operating profits of this hotel and, if the hotel is sold, its share of net sale proceeds, if any.

The Partnership is required by its Management Agreement to maintain Replacement Reserve Fund balances of specified amounts to facilitate operating the Hotels as "first-class" suite accommodations. Separate Replacement Reserve Funds have been established for replacements, substitutions and additions to furniture and equipment and these were funded at the rate of 4% of total revenues during the first three quarters of 1996.

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

The Partnership's mortgage obligations mature on August 1, 1997, requiring a balloon payment of approximately $45,400,000. Accordingly, the total principal amount due has been classified as a current liability at September 30, 1996. In addition, the lender will receive 25% of the net proceeds, as defined, upon sale of the hotels, or net proceeds based upon market value if the hotels are not sold prior to the maturity of the loan, as appreciation interest. See also Note 1 to the financial statements.

RESULTS OF OPERATIONS

The Tampa and Disney hotels opened in April 1986 and March 1987, respectively, and the Durham hotel opened in December 1987. The following table summarizes combined operating information for the hotels:

                                                                          Nine Months          Nine Months
                               Quarter Ended       Quarter Ended            Ended                Ended
                             September 30, 1996  September 30, 1995    September 30, 1996   September 30, 1995
                             ------------------------------------------------------------------------------------
Available suites ........          58,420               58,420              173,990               173,355

Occupancy percentage ....           75.54%               72.25%               79.14%                76.85%

Average daily rate ......         $100.29               $89.67              $106.16                $97.28
Direct operating costs as
  a percent of revenues:
      Suites ............           22.88%               23.15%               21.11%                21.57%
      Other .............           75.71%               72.36%               71.09%                71.14%
            Total .......           34.13%               34.28%               31.93%                32.65%


NINE MONTHS ENDED SEPTEMBER 30, 1996

Total revenues increased $1,962,367 or 11.8% during the first nine months of 1996. Suite revenues increased $1,657,448 or 12.8% from the first three quarters of 1995, based upon a 9.1% increase in average daily rate and a 3% increase in occupancy. Occupancy increased due to strong volume increases at the Disney hotel. Occupancy at the Tampa hotel also increased, while volumes at Raleigh/Durham declined slightly. Average daily rates increased at each of the hotels, with the largest gains being recorded by the Raleigh/Durham hotel. Food, beverage and other revenues increased $304,919 or 8.2% over the prior year. Based upon both higher volumes and price increases, food and beverage revenue increased $214,236 or 7.5%. Other revenue increases include higher movie rentals and vending income.

Direct operating costs increased $505,344 or 9.3%, in the first nine months, compared to the same period of 1995. Costs in the suites department increased $290,459 or 10.4% of which $52,567 represents a credit against workers' compensation expense in 1995. Of the remaining amount, $120,610 resulted from increased payroll to meet volume and service needs and $55,084 reflects an increase in room commissions paid to travel agents. Other cost increases in the suites department included linen replacements, guest supplies and complimentary food for guests.

Other direct operating expenses increased $214,885 or 8.1% of which $38,303 represents a credit against workers' compensation expense in 1995. Of the remaining amount, $49,804 reflects higher movie rental expenses associated with higher volumes. Food and beverage cost of sales increased $34,944 or 4.3% due to higher volumes. Food and beverage payroll also increased due to higher volumes, growing by $75,237 or 6.1%.

The variance in sales, general and administrative expenses, up $269,195, or 7.5%, reflects a signage rebate of $117,119 recorded in the second quarter of 1995 and a credit of $31,607 against workers' compensation expense in the third quarter of 1995. Adjusted for these one-time rebates, sales, general and administrative expenses increased $120,469 or 3.4%. This increase reflects higher payroll expenses of $107,237 associated with staffing additions in the sales departments of each hotel and increases in revenue-driven expenses, including management fees and credit-card commissions, which increased $93,198 and $21,937, respectively. Offsetting these higher expenses in the nine-month period were reductions in recruiting and relocation costs of $23,124, a reduction in advertising and promotional expenses of $46,384 and lower bad debt expense of $25,045. Cost control measures also helped reduce general expense levels in the current quarter.

Energy and maintenance costs increased $37,801 or 2.5% in the first nine months of which $7,523 reflects a credit against workers' compensation expense recorded in the third quarter of 1995. Energy costs increased $45,808 or 6.1% due to higher usage at the Florida hotels. The reduction of the use of maintenance contracts more than offset staffing additions in the nine-month period.

Rents, taxes and other expenses increased $78,591 or 5.5% in the first three quarters of 1996, due primarily to an increase in Disney land rent, up $101,616, driven by revenue and volume increases. Equipment rental, storage space rental and association dues also increased in the nine-month period. These increases were partially offset by a reduction in Disney's real estate taxes in the amount of $53,364.

Partnership administrative expenses consist primarily of quarterly and annual report costs, tax processing and transfer agent charges, and legal and audit fees.

QUARTER ENDED SEPTEMBER 30, 1996

Total revenues increased $731,330 or 15.0% in the current quarter. Suite revenues increased $640,636 or 16.9% from the third quarter of 1995, based upon a 11.8% increase in average daily rate and a 4.6% increase in occupancy. Average daily rate increased at each hotel while volume gains in the Florida hotels were partially offset by lower occupancy at Raleigh/Durham. Other revenues increased by $90,694 or 8.2% from last year. Based upon higher volumes and price increases, food and beverage revenues increased $63,938 or 7.6%. Other revenue increases include higher movie rental and vending income.

Direct operating costs increased $241,822, or 14.4%, in the current quarter, compared to the same period of 1995. Costs in the suites department increased $136,111 or 15.5% of which $52,567 represents a credit against workers' compensation expense in the third quarter of 1995. Of the remaining amount, $72,300 reflects higher payroll levels to meet volume and service needs and $7,062 reflects room commissions paid to travel agents.

Other direct operating expenses increased $105,711 or 13.2% of which $38,303 represents a credit against workers' compensation expense in 1995. Of the remaining amount, $15,118 reflects higher movie rental expenses associated with higher volumes. Food and beverage cost of sales increased $4,363 or 1.8% due to higher volumes. Food and beverage payroll also increased due to higher volumes, growing by $41,647 or 10.7%.

Sales, general and administrative expenses, up $70,270, or 6.2%, reflect a credit of $31,607 against workers' compensation expense, recorded in the third quarter of 1995. Adjusted for this one-time credit, sales, general and administrative expenses reflect a net increase of $38,663 or 3.4%. This increase reflects higher payroll expenses of $44,896 associated with staffing additions, especially in the sales departments of each hotel, and increases in revenue-driven management fees expense, which increased $34,738. Minor increases were incurred in security costs and credit card commissions. Offsetting these higher expense levels in the current quarter were reductions in recruiting and relocation costs of $13,354, a reduction in advertising and promotional expenses of $19,209 and lower bad debt expenses of $17,342. Cost control measures also helped reduce general expense levels in the current quarter.

Energy and maintenance costs increased $30,541, or 5.8% during the quarter. Energy costs increased $15,933 or 5.8% due to higher usage at the Florida hotels. Increased maintenance staffing at all of the hotels was more than offset by reduced outside contract costs and lower landscaping and building-related expenses.

Rents, taxes and other expenses increased $10,235 or 2.2%. Of this amount, $25,181 resulted from higher land rent and bus transportation costs at the Disney hotel, both driven by revenue and volume increases. The increase in land rent was offset by a reduction in real estate taxes at the Disney hotel in the amount of $16,601, due to a revaluation of the property.

PART II. OTHER INFORMATION

ITEMS 1 THROUGH 6

Information required in Items 1 through 6 is not applicable to the Registrant for the quarter ended September 30, 1996.

SIGNATURES

Pursuant to the requirements of the Security Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PSH MASTER L.P. I
-----------------
(Registrant)

By:      PC Development Limited Partnership,
         General Partner

         By:      PH Management Company,
                  General Partner

                       /s/
                  By:  James V. Pickett                   11/12/96
                      ------------------------------    ------------
                       James V. Pickett, Chairman                   Date


                       /s/
                  By:  Stephen C. Denz                    11/12/96
                      ------------------------------    ------------
                       Stephen C. Denz, Controller                 Date
                       (Principal Financial Officer)