Form 10-K
period 1996-12-31
PSH MASTER L P I
filed 1997-03-28
CIK 813897

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X] Annual report pursuant to Section 13 or 15 (d) of The Securities Exchange Act of 1934 (Fee required of $250.)

For the fiscal year ended:  December 31, 1996
                            -----------------

Commission File Number:     0-16840
                            -----------------

                                PSH MASTER L.P.I
----------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

        Delaware                                     31-1204568
-----------------------                 ------------------------------------
(State of Organization)                 (IRS Employer Identification Number)

                       P.O. Box 18035, Columbus, OH 43218
-----------------------------------------------------------------------------
          (Address of Principal Executive Offices, including Zip Code)

                                 (614) 227-4235
-----------------------------------------------------------------------------
              (Registrant's Telephone Number, including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     X        Yes               No
    ---                 ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Registrant's outstanding Units of Limited Partner Interest held by non-affiliates on February 28, 1997, based upon the average bid and ask prices as reported by the National Association of Securities Dealers OTC Bulletin Board on that date, was $2,852,813.

                      DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

ITEM 1.  BUSINESS.

BUSINESS OF THE REGISTRANT

PSH Master L.P.I. (the Partnership) is a Delaware limited partnership formed in 1987 for the purpose of acquiring from PC Development Limited Partnership (the General Partner) three all-suite hotels located in Tampa, Florida, WALT DISNEY WORLD(R) Village in Lake Buena Vista, Florida and in the Research Triangle area near Raleigh/Durham, North Carolina. The Partnership's business is the operation of its all-suite hotels. The hotels have been developed to cater to commercial travelers and small business groups, as well as individuals and families traveling for pleasure. Each hotel is designed to have the ambiance of a first-class hotel, with prices in the upper-middle market range. The principal focus of each hotel is on comfort and convenience for the individual guest, rather than on such common amenities as specialty restaurants, entertainment lounges, and ballrooms. The three hotels include a total of 635 suites, most of which approximate 625 square feet. Each suite contains a working-living area suitable for small business meetings, a large separate bedroom and a separate dressing-bathing area and is equipped with a stocked, built-in refrigerator and a wet bar. The working-living area is furnished with a dining-conference table, a desk, a sleeper sofa and a large easy chair. Each suite also has three television sets, located in the living area, bedroom and bathroom. The Partnership's hotels are operated as DoubleTree Guest Suites.

OPERATION OF THE HOTELS AND CONVERSION TO DOUBLETREE GUEST SUITES

The Partnership is a party to a Management Agreement with DoubleTree Hotels Corporation (DoubleTree), to operate and manage the hotels. The Management Agreement expires on December 29, 2011 with two consecutive ten year renewal options.

DoubleTree is a national hotel chain formed by the December, 1993 merger of two regional hotel brands, Guest Quarters Suite Hotels and DoubleTree Hotels. The two brands were operated separately until February, 1995 when the two regional brands were united into one national brand known as DoubleTree. DoubleTree's November, 1996 acquisition of Red Lion Hotels added 56 hotels with nearly 15,000 rooms to their portfolio. DoubleTree currently operates 230 properties with more than 50,000 rooms in 36 states, the District of Columbia, Mexico and the Caribbean. They are the fifth largest U.S. lodging chain operating under one brand name in the upscale market segment. The DoubleTree portfolio consists of the following three company brands:

DOUBLETREE HOTELS are full service, first class, 4-star, all-suite hotels geographically located in major markets in the United States, Mexico and the Caribbean. They compete against all major first class brands including Marriott, Hyatt, Sheraton, Embassy, Hilton and Wyndham.

DOUBLETREE GUEST SUITES is the nation's second largest, full service, first class, 4-star, all-suite hotel brand. They are geographically located in major urban markets throughout the United States. DoubleTree Guest Suites compete against all major first class brands, and particularly all-suite brands including Embassy Suites, Marriott Suites and Sheraton Suites.

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

The Hotels are included in regional and national advertising placed by DoubleTree. Each hotel's staff includes sales people who promote the hotel in the local market for both individual reservations and group meetings and national direct sales people who solicit business from major travel agencies and corporate travel departments in major cities throughout the United States. Prior to 1995, DoubleTree assessed the hotels up to three and one-half percent of total revenues for national advertising and central reservations. During 1995, DoubleTree assessed the hotels four percent of total room sales for centralized reservation services and national advertising expenses. This change resulted from the Guest Quarters hotels being integrated into the DoubleTree central reservation system. Beginning in 1996, DoubleTree assesses the hotels three and one-half percent of total room sales for national advertising and central reservation expenses.

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

The hotels' occupancies are seasonal by nature. The occupancy of the Disney hotel has been strongest from late February through August. The Tampa Hotel caters primarily to business travelers and has experienced its highest occupancy during January through May, October, and November. The Durham hotel has recorded its highest occupancies from February through June and from August through November.

Of the three markets in which the Partnership's hotels compete, the Disney market has faced the most competition in terms of increases in the supply of hotel rooms. The Walt Disney organization has followed a very aggressive growth strategy in the development of new hotels within the Disney parks and plans to continue this pattern into the future. In addition to the hotels developed by the Walt Disney organization, numerous other hotels have been opened or are in development. Nearly 3,900 hotel rooms have or are expected to open between June, 1996 and September, 1997 in and around the Walt Disney World(R) grounds. One of the new properties is an all-suite hotel. These supply additions are expected to place increased pressure on revenues and profits at the Partnership's Disney hotel.

In the Tampa and Raleigh/Durham markets, additions to supply have been negligible in recent years, although some development activity has been announced or is under way. A new office building, scheduled to open next to the Tampa Bay hotel in October, 1997, should have a positive impact on the hotel's occupancy. In Tampa, city council has announced its support for the development of a Sheraton hotel near the downtown convention center. Due to its downtown location, this development is not expected to have a significant impact on the Partnership's hotel. In August, 1997 Embassy Suites is scheduled to open a 250 suite hotel with considerable meeting space in Cary, North Carolina, close to Raleigh. Announcements of plans for up to 30 new hotels in the Raleigh/Durham area, primarily in the limited service and full-service categories, have been made. It is unclear at this time which of these will be built or when. Overall, the opening of additional hotels is not expected to have a significant impact since there is great depth in the demand for hotel rooms now and there is expected growth in future demand from numerous commercial expansion projects.

ITEM 2.  PROPERTIES.

The Tampa hotel is situated on Rocky Point Harbor in the Rocky Point development in the West Shore area of Tampa, Florida. The Disney hotel is located within the boundaries of the WALT DISNEY WORLD(R) Village. The Durham hotel is in the Research Triangle near Raleigh/Durham, North Carolina. The Tampa and Durham hotels each contain 203 suites and the Disney hotel has 229 suites. Construction was completed and the Tampa hotel opened in April, 1986 and the Disney and Durham hotels were completed and opened in March and December of 1987, respectively.

For the fiscal year ended December 31, 1996 the occupancy and average rates of these hotels were as follows:

                                                                              Raleigh/
                                               Tampa            Disney         Durham
                                               -----            ------        --------
           Average Occupancy                     75.3%            83.1%          74.2%
           Average Daily Rate                   $98.35         $121.25         $96.60
           Revenue Per Available Room           $74.01         $100.77         $71.70


The Tampa and Disney hotels were purchased by the Partnership in July, 1987, and the Raleigh/Durham hotel was purchased in December, 1987. The Partnership owns the Tampa and Durham hotels in fee title. The Disney hotel is subject to a ground lease from Lake Buena Vista Communities, Inc. The initial term of the lease expires on March 11, 2032 with a renewal option for an additional period of 25 years. The hotels are subject to first mortgage notes. For a further description of the terms of the Disney ground lease and the mortgage notes, see Notes 6 and 7 to the Financial Statements included in Item 8. Financial Statements and Supplementary Data.

In addition to the ongoing replacement of furniture, fixtures and equipment, which is funded with replacement reserves (see also Item 7), in March, 1997 the Registrant has completed the waterproofing and painting of the exterior of the Tampa hotel. This work was completed at the Disney and Raleigh/Durham hotels in previous years. In the past three years all three hotels have installed new On Command(R) video movie services and have upgraded their telephone and restaurant computer systems. Additionally, the parking lots have been patched, resealed and painted at the Disney and Raleigh properties and the landscaping has been upgraded at the Disney and Tampa hotels.

ITEM 3.  LEGAL PROCEEDINGS.

The Registrant was not a party to any material pending legal proceedings as of March 28, 1997.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF UNITHOLDERS.

The Registrant submitted no matters to a vote of Unitholders during the fiscal year ended December 31, 1996.

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

       The following table summarizes the high and low bid information for the Registrant's Units information as reported on the OTC Bulletin Board.

           1994                                            HIGH BID                 LOW BID
           ----                                            --------                 -------
           1st Quarter ended March 31                      1/2                      1/4
           2nd Quarter ended June 30                       1/2                      1/4
           3rd Quarter ended September 30                  1/2                      1/4
           4th Quarter ended December 31                   1/2                      1/4

           1995
           ----
           1st Quarter ended March 31                      1/2                      1/4
           2nd Quarter ended June 30                       3/4                      1/4
           3rd Quarter ended September 30                  3/4                      1/4
           4th Quarter ended December 31                   7/8                      3/8

           1996
           ----
           1st Quarter ended March 31                      7/8                      3/8
           2nd Quarter ended June 30                      1 1/8                     5/8
           3rd Quarter ended September 30                 1 3/8                     7/8
           4th Quarter ended December 31                  1 1/2                      1

       The above bid quotations do not necessarily represent actual transactions as they may reflect inter-dealer prices, without retail mark-up, mark-down or commission.

(b)    HOLDERS

       On December 31, 1996, there were 2,257 holders of record of the Registrant's Units.

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

ITEM 6.  SELECTED FINANCIAL DATA

                                                       1996                    1995                     1994
                                                       ----                    ----                     ----
OPERATIONS:
Operating revenues                                  $24,684,803             $21,887,229              $20,782,668
Total revenues                                      $24,751,149             $21,905,694              $20,805,044
Net income(loss)                                    $   434,196             $  (770,442)             $(1,073,093)
Net income(loss) to Limited Partners                $   429,854             $  (762,738)             $(1,062,362)
Cash distributions to
  Limited Partners                                  $       -0-             $       -0-              $       -0-

FINANCIAL POSITION:
Property and equipment, net                         $35,393,099             $36,177,566              $36,959,885
Total assets                                        $39,824,694             $39,675,237              $40,802,523
Long-term obligations (excluding
  current maturities)                               $   500,000             $46,028,387              $46,403,119
Total partners' deficit                             $(8,579,925)            $(9,014,121)             $(8,243,679)
Limited partners' deficit                           $(8,316,858)            $(8,746,712)             $(7,983,974)

PER UNIT:
Cash distributions to
  Limited Partners                                  $      0.00             $      0.00              $      0.00
Net income(loss) to Limited Partners                $      0.14             $     (0.25)             $     (0.34)
Limited Partners' deficit                           $     (2.67)            $     (2.81)             $     (2.57)
Total units outstanding                               3,110,000               3,110,000                3,110,000

                                                         1993                         1992
                                                         ----                         ----
OPERATIONS:
Operating revenues                                $19,799,331                  $19,112,677
Total revenues                                    $19,828,011                  $19,144,195
Net loss                                          $(2,233,357)                 $(3,719,660)
Net loss to Limited Partners                      $(2,211,023)                 $(3,682,463)
Cash distributions to
  Limited Partners                                $       -0-                  $       -0-

FINANCIAL POSITION:
Property and equipment, net                       $37,720,719                  $38,763,416
Total assets                                      $41,491,644                  $42,489,594
Long-term obligations (excluding
  current maturities)                             $46,171,876                  $41,300,000 (1)
Total partners' deficit                           $(7,170,586)                 $(4,937,229)
Limited partners' deficit                         $(6,921,612)                 $(4,710,589)

PER UNIT:
Cash distributions to
  Limited Partners                                $      0.00                  $      0.00
Net loss to Limited Partners                      $     (0.71)                 $     (1.18)
Limited Partners' deficit                         $     (2.23)                 $     (1.51)
Total units outstanding                             3,110,000                    3,110,000


(1) Includes $41,300,000 at December 31, 1992 classified as current due to mortgage notes being in default at that time.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

LIQUIDITY AND CAPITAL RESOURCES

The Partnership has incurred cumulative net losses since its inception and the General Partner has not paid cash to the Partnership to cover these shortfalls in full pursuant to the Performance and Break-even Guaranty. The final payment on the Partnership's real estate mortgage notes due on August 1, 1997 (see Note 7 to the financial statements), the Partners' accumulated deficits and the uncertainty of the Partnership's ability to refinance the first mortgage debt on maturity (see Notes 1 and 7), raise substantial doubt about the Partnership's ability to continue as a going concern for a reasonable period of time. Because of the possible material effects of this uncertainty the independent auditors did not express an opinion on the financial statements. However, as disclosed in the auditors' report, the financial statements do not include any adjustments relating to the recoverability and classification of recorded asset or liability amounts that might be necessary should the Partnership be unable to continue as a going concern.

In 1996 and 1995, the Partnership made monthly payments of principal and interest based upon a 30-year amortization schedule at the contract rate of 10.25%, in accordance with the restructured loans. Cash from operations, after required replacement reserves, exceeded the required debt service by $1,367,688 and $460,426, respectively. These excess amounts have served to significantly improve the Partnership's working capital and current ratio positions. Based upon anticipated revenue levels, Management believes that cash from operations will be sufficient to meet expected cash requirements during the next twelve months with the exception of the required balloon payment on the existing first mortgage debt.

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

In addition to its hotel operations, the Partnership will receive annual payments in 1996 and 1997 on its unsecured claim against the General Partner, which in 1991 filed for protection against its creditors under Chapter 11 of the U.S. Bankruptcy Code. The Partnership expects to receive total payments of approximately $2,000,000, including $757,870 received through 1996, in satisfaction of its claim.

The Partnership is required by its Management Agreement to maintain Replacement Reserve Fund balances of specified amounts to facilitate operating the Hotels as "first-class" suite accommodations. Separate Replacement Reserve Funds have been established for replacements, substitutions and additions to furniture and equipment and must be funded each accounting period.

The Partnership's mortgage obligations mature on August 1, 1997, requiring a balloon payment of approximately $45,500,000. In addition, the lender will receive 25% of the net proceeds, as defined, at the sale of the hotels, or 25% of the net proceeds based upon market value if the hotels are not sold prior to the maturity of the loan, as appreciation interest. The General Partner is presently in discussion with potential buyers of all three hotels. Although purchase and sale agreements have not been executed with any buyer, the General Partner believes that the hotels can be sold or refinanced prior to the maturity of the existing first mortgage debt. To sell all three hotels within a twelve-month period, the General Partner must seek the approval from the holders of a majority of the Units of Limited Partnership Interest.

RESULTS OF OPERATIONS

The Tampa and Disney hotels opened in April, 1986 and March, 1987, respectively, and the Durham hotel opened in December, 1987. The following table summarizes combined operating information for the hotels:

                                                      1996                1995               1994
                                                      ----                ----               ----
Total suites                                           635                 635                635

Available suites per year                          232,410             231,775            231,775

Occupancy percentage                                 77.8%               75.3%              73.8%

Average daily rate                                 $106.65              $96.86             $94.40

Direct operating costs as a percent
  of total revenues:
         Suites                                      21.3%               21.8%              20.8%
         Other                                       71.0%               71.1%              72.6%
               Total                                 32.2%               33.0%              32.4%

Tracking the macro trends of the hospitality industry, the Partnership's hotels have achieved significant revenue gains during the last three years, driven by improvements in occupancy and average daily rate and in food and beverage sales volumes. Year-over-year increases in total revenues were 5.0%, 5.3%, and 12.8% during the years 1994 through 1996. These revenue gains resulted in profit improvements which allowed the Partnership to meet the required payments of its restructured debt obligations in the three year period.

1996 compared to 1995

Total revenues increased 12.8% from 1995, based upon a 10.1% increase in average daily rate and a 3.2% increase in occupancy. Average daily rate increases were achieved at all three hotels. Occupancy remained strong at Disney, while Tampa and Raleigh/Durham experienced slight decreases in volume. Overall, occupancy increased to 77.8% from 75.3% one year earlier. Based on the increases in average daily rate and occupancy, suites revenues increased 13.9% from $16,917,194 in 1995 to $19,271,365 in 1996. Food, beverage and other revenues increased 8.9% from 1995, based upon higher volumes and price increases. Rents and concessions income increased due to the addition of meeting space and a sundries shop at the Disney hotel. Other revenue increases include higher movie rentals and vending income.

Suites operating expenses decreased slightly as a percent of revenues, compared to 1995, reflecting steady cost controls by DoubleTree. Rooms commissions, guest supplies, laundry, cleaning supplies and linen expenses increased as a direct result of increased volume. Those same expenses remained constant as a percent of room revenues, totaling approximately 5.4% of rooms revenues each year. Payroll and DoubleTree's cookie program expense increases were partially offset by decreases in reservations expense, contracted services, guest transportation and stationery.

Other direct operating expenses increased $307,801 or 8.7% of which $38,303 represents a credit against workers' compensation expense in 1995. Of the remaining amount, $60,420 reflects higher movie rental expenses associated with higher volumes. Food and beverage cost of sales increased $25,560 or 2.4% due to higher volumes. Food and beverage payroll also increased due to higher volumes, growing by $131,276 or 8.2%.

The variance in sales, general and administrative expenses, up $388,715, or 8.2%, reflects a signage rebate of $117,119 recorded in the second quarter of 1995 and a credit of $31,607 against workers' compensation expense in the third quarter of 1995. Adjusted for these one-time rebates, sales, general and administrative expenses increased $239,989 or 5.1%. This increase reflects higher payroll expenses of $247,687 associated with staffing additions in the sales departments of each hotel and increases in revenue-driven expenses, including management fees and credit-card commissions, which increased $133,028 and $36,176, respectively. Offsetting these higher expenses were reductions in recruiting and relocation costs of $15,515, a reduction in central marketing expenses of $176,009 and lower bad debt expense of $61,105. Cost control measures also helped reduce general expense levels in the current year.

Energy and maintenance costs increased $145,357 or 7.3% due in part to increased labor costs associated with increased staffing levels. Energy costs increased $99,209 or 10.1% due to higher usage at the Florida hotels. The reduction of the use of maintenance contracts partially offset staffing additions in 1996.

Rents, taxes and other expenses increased $162,313 or 9.0% in 1996, due primarily to an increase in Disney land rent of $129,908, driven by revenue and volume increases. Equipment rental, storage space rental and association dues also increased. These increases were partially offset by reductions in primary umbrella insurance of $11,445 and Disney transportation costs of $6,748.

Partnership administrative expenses consist primarily of quarterly and annual report costs, tax processing and transfer agent charges and legal and audit fees.

1995 compared to 1994

Year to date, revenues increased 5.3% from 1994, based upon a 2.6% increase in average daily rate and a 2.1% increase in occupancy. Average daily rate increases were achieved at the Tampa and Raleigh/Durham hotels while the Disney hotel experienced a slight rate decline. Occupancy remained strong for Disney and Raleigh/Durham with a slight decline at the Tampa hotel. Suite revenues increased $775,600 or 4.8% from 1994 to 1995. Food, beverage and other revenues increased 7.1% from 1994, based upon higher volumes and price increases. Other revenue increases include higher telephone and vending income.

Direct operating expenses increased as a percent of revenues, compared to 1994, reflecting higher labor-related costs in 1995. Costs in the suites department increased $329,968 or 9.8% which includes a credit against workers' compensation expense in the third quarter of 1995 of $52,567. Of the increase, $169,874 reflects higher payroll levels to meet volume and service needs and $90,267 reflects increases in guest supplies, laundry, linen, and room commissions due to increased volume.

Other direct operating expenses increased $167,545 or 5.0% which includes $38,303 as a credit against workers' compensation expense in 1995. Food and beverage cost of sales increased $52,435 due to higher volumes. Food and beverage payroll also increased due to higher volumes, growing by $42,326 or 2.7%. There were also increases in laundry and linen costs in the food and beverage department and payroll in the telephone department associated with higher volumes.

Sales, general and administrative expenses, up $206,656, or 4.6%, includes a credit of $31,607 against workers' compensation expense, recorded in the third quarter of 1995. Adjusted for this one-time credit, sales, general and administrative expenses reflect a net increase of $238,263 or 5.3%. This increase reflects higher payroll expenses of $6,406, and revenue-driven management fees expense, which increased $51,422. Increases were also incurred in central accounting services, security costs, relocation costs, and credit card commissions. Offsetting these higher expense levels in 1995 were reductions in office expenses and advertising and promotional expenses.

Energy and maintenance costs increased $84,894, or 4.4% from 1994 to 1995. Property maintenance labor increased $27,271 or 8.7% from 1994 levels. The cost of air conditioning and refrigeration repairs increased $11,688, while grounds maintenance and landscaping increased by $13,909. The cost of operating supplies for the maintenance department increased $11,844.

Rents, taxes and other expenses declined $111,724 or 5.8%. Of this amount $117,529 was due to cost reductions in real estate and property taxes from lower assessed values achieved at the properties. The tax decreases were partially offset by increased rental of furniture and equipment.

Partnership administrative expenses consist primarily of quarterly and annual report costs, tax processing and transfer agent charges, legal and audit fees, and, amortization of start-up costs. The increase of $16,340 consists of increases in legal, data processing and Unitholder report costs.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                PSH MASTER L.P.I

                                     INDEX

                                                                      Page
                                                                     Number
                                                                     ------
           Balance Sheets                                              14

           Statements of Operations                                    16

           Statements of Partners' Deficit                             17

           Statements of Cash Flows                                    18

           Notes to the Financial Statements                           19

           Independent Auditors' Report                                25

                                PSH MASTER L.P.I
                                 BALANCE SHEETS

Assets                                                              December 31, 1996         December 31, 1995
------                                                           -----------------------   -----------------------
Current assets:
 Cash and cash equivalents                                            $        1,586,070        $          579,253
 Accounts receivable, trade                                                    1,095,968                   986,029
 Inventories                                                                     119,462                   103,444
 Prepaid expenses and other                                                      401,083                   335,179
 Cash held in escrow                                                             268,907                   346,089
                                                                 ------------------------   -----------------------
  Total current assets                                                         3,471,490                 2,349,994
                                                                 ------------------------   -----------------------

Property and equipment:
 Land                                                                          3,780,000                 3,780,000
 Leasehold interest in land                                                    7,440,000                 7,440,000
 Hotels                                                                       36,401,424                36,191,902
 Furniture, fixtures and equipment                                            12,139,268                11,104,168
                                                                 ------------------------   -----------------------
  Total                                                                       59,760,692                58,516,070

 Less accumulated depreciation and amortization                              (24,367,593)              (22,338,504)
                                                                 ------------------------   -----------------------
  Total property and equipment, net                                           35,393,099                36,177,566
                                                                 ------------------------   -----------------------
Other assets:
 Replacement reserve fund                                                         49,111                    46,524
 China, glass, linen and silver                                                  781,590                   781,590
 Deferred financing fees, organization costs
   and other, net                                                                129,404                   319,563
                                                                 ------------------------   -----------------------
    Total other assets                                                           960,105                 1,147,677
                                                                 ------------------------   -----------------------
Total assets                                                          $       39,824,694        $       39,675,237
                                                                 ========================   =======================


The accompanying notes are an integral part of these financial statements.

                                PSH MASTER L.P.I
                                 BALANCE SHEETS

Liabilities and Partners' Deficit                            December 31, 1996            December 31, 1995
---------------------------------                       -------------------------    ---------------------------
Current liabilities:
 Current portion of mortgage notes payable                 $         45,502,185         $              273,979
 Accounts payable                                                     1,542,608                      1,739,648
 Due to affiliates                                                       43,212                         37,442
 Accrued expenses:
  Payroll and related taxes                                             524,870                        342,265
  Real estate and other taxes                                           115,370                         95,671
  Interest                                                                4,271                              0
  Other                                                                 172,103                        171,966
                                                        ------------------------      -------------------------
   Total current liabilities                                         47,904,619                      2,660,971
                                                        ------------------------      -------------------------

Note payable                                                            500,000                        500,000
Mortgage notes payable, less current portion                                  0                     45,528,387
                                                        ------------------------      -------------------------
Partners' Deficit:
 General Partner - 1% interest                                         (263,067)                      (267,409)
 Limited Partners - 99% interest
   (3,110,000 units authorized and outstanding)                      (8,316,858)                    (8,746,712)
                                                        ------------------------      -------------------------
   Total partners' deficit                                           (8,579,925)                    (9,014,121)
                                                        ------------------------      -------------------------
Total liabilities and partners' deficit                    $         39,824,694           $         39,675,237
                                                        ========================      =========================


The accompanying notes are an integral part of these financial statements.

                                PSH MASTER L.P.I
                            STATEMENTS OF OPERATIONS

                                                             Year ended             Year ended            Year ended
                                                         December 31, 1996      December 31, 1995      December 31, 1994
                                                       --------------------------------------------------------------------
Revenues:
  Suites                                                   $    19,271,365       $     16,917,194       $     16,141,594
  Other                                                          5,413,438              4,970,035              4,641,074
                                                          -----------------------------------------------------------------
   Total revenues                                               24,684,803             21,887,229             20,782,668
                                                          -----------------------------------------------------------------

Operating costs and expenses:
 Direct operating:
  Suites                                                         4,105,760              3,686,203              3,356,235
  Other                                                          3,842,769              3,534,968              3,367,423
 Other operating:
  Sales, general and administrative                              5,131,917              4,743,202              4,536,546
  Energy and maintenance                                         2,140,891              1,995,534              1,910,640
  Rents, taxes and other                                         1,971,428              1,809,115              1,920,839
  Partnership administrative                                       164,885                160,520                144,180
  Depreciation and amortization                                  2,219,247              1,977,413              1,888,789
                                                          -----------------------------------------------------------------
   Total operating costs and expenses                           19,576,897             17,906,955             17,124,652
                                                          -----------------------------------------------------------------
Income from operations                                           5,107,906              3,980,274              3,658,016
Interest income                                                     66,346                 18,465                 22,376
Interest expense                                                 4,740,056              4,769,181              4,753,485
                                                          -----------------------------------------------------------------
Net income(loss)                                           $       434,196       $       (770,442)      $     (1,073,093)
                                                          =================================================================

Net income(loss) per unit of
 limited partnership interest                              $          0.14       $          (0.25)      $          (0.34)
                                                          =================================================================

The accompanying notes are an integral part of these financial statements.

                                PSH MASTER L.P.I
                        STATEMENTS OF PARTNERS' DEFICIT

                                                                     General                Limited
                                                                     Partner               Partners              Total
                                                       --------------------------------------------------------------------
Deficit balance, December 31, 1993                         $      (248,974)      $     (6,921,612)     $     (7,170,586)
  Net loss                                                         (10,731)            (1,062,362)           (1,073,093)
                                                       --------------------------------------------------------------------

Deficit balance, December 31, 1994                                (259,705)            (7,983,974)           (8,243,679)
  Net loss                                                          (7,704)              (762,738)             (770,442)
                                                       --------------------------------------------------------------------

Deficit balance, December 31, 1995                                (267,409)            (8,746,712)           (9,014,121)
  Net Income                                                         4,342                429,854               434,196
                                                       --------------------------------------------------------------------

Deficit balance, December 31, 1996                         $      (263,067)      $     (8,316,858)     $     (8,579,925)
                                                       ====================================================================


The accompanying notes are an integral part of these financial statements.

                                PSH MASTER L.P.I
                            STATEMENTS OF CASH FLOWS

                                                              Year ended             Year ended             Year ended
                                                           December 31, 1996     December 31, 1995      December 31, 1994
                                                         ------------------------------------------------------------------
Cash provided (used) by operations:

 Net income(loss)                                         $        434,196        $       (770,442)     $      (1,073,093)
 Changes not requiring cash:
  Depreciation and amortization                                  2,219,247               1,977,413              1,888,789
 Working capital changes:
  (Increase)  decrease in accounts
     receivable, trade                                            (109,939)                 76,856               (249,664)
  Increase in inventories, prepaid
     expenses and other                                            (81,922)               (146,544)               (46,272)
  Increase in accounts payable
     and accrued expenses                                            5,401                 417,034                  9,980
  Increase  (decrease) in accrued
     interest payable                                                4,271                (403,639)                93,889
  Increase  (decrease) in due to
     affiliates                                                      5,770                    (727)                 3,492
                                                         ------------------------------------------------------------------
   Cash provided by operations                                   2,477,024               1,149,951                627,121
                                                         ------------------------------------------------------------------
Financing and capital transactions:
  Guaranty payments from General
    Partner                                                         47,535                  41,589                 53,475
  Proceeds from notes payable                                                                                     500,000
  Payments of mortgages                                           (300,181)               (369,512)              (223,389)
                                                         ------------------------------------------------------------------
   Cash provided (used) by financing
     and capital transactions                                     (252,646)               (327,923)               330,086
                                                         ------------------------------------------------------------------
Investment and other transactions:
  (Increase) decrease in
    replacement reserve fund                                        (2,587)                657,766               (331,199)
  Increase in china, glass, linen,
    and silver, net                                                                                                (1,866)
  (Increase) decrease in cash escrow
    for real estate taxes                                           77,182                (158,950)                13,141
  Additions to property and
    equipment                                                   (1,292,156)             (1,046,723)              (991,477)
                                                         ------------------------------------------------------------------
Cash used by investment and
    other transactions                                          (1,217,561)               (547,907)            (1,311,401)
                                                         ------------------------------------------------------------------
Increase (decrease) in cash and
    cash equivalents                                      $      1,006,817        $        274,121      $        (354,194)
                                                         ------------------------------------------------------------------
Supplemental disclosure of cash flow
    information-cash paid for interest                    $      4,735,783        $      5,172,820      $       4,659,596
                                                         ==================================================================

The accompanying notes are an integral part of these financial statements.

NOTES TO THE FINANCIAL STATEMENTS
For The Years Ended 1996, 1995, and 1994

(1)  BASIS OF PRESENTATION

The accompanying financial statements of PSH Master L.P. I (the Partnership) have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Partnership incurred net losses from inception through 1995. However, in 1996 the Partnership realized net income of $434,196. Net losses for the years 1995 and 1994 were ($770,442) and ($1,073,093), respectively. The Partnership had a partners' deficit of ($8,579,925) at December 31, 1996.

The final payment on the Partnership's real estate mortgage notes due on August 1, 1997 (see Note 7), the accumulated Partners' deficits and the uncertainty of the Partnership's ability to refinance the first mortgage debt on maturity, raise substantial doubt about the Partnership's ability to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Partnership be unable to continue as a going concern. The General Partner is presently in discussion with potential buyers of all three hotels. Although purchase and sale agreements have not been executed with any buyer, the General Partner believes that the hotels can be sold or refinanced prior to the maturity of the existing first mortgage debt. To sell all three hotels within a twelve-month period, the General Partner must seek the approval from the holders of a majority of the Units of Limited Partnership Interest.

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

An unsecured claim in the amount of $5,038,658 was filed in the bankruptcy case on behalf of the Partnership due to the General Partner's default under the Performance and Break-even Guaranty (the Guaranty Agreement). Total payments received to date by the Partnership against its unsecured claim total $757,870. The Partnership expects to receive total payments of approximately $2,000,000, including amounts previously received. This amount includes operating profits and sale proceeds from a hotel owned by the General Partner. Due to the remaining variables in the Plan, however, there are no assurances as to the actual amount to be received. The Plan also provides that PC Development Limited Partnership will continue as the General Partner of the Partnership.

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

The Partnership is a party to a Management Agreement with DoubleTree to operate and manage the hotels. The Management Agreement expires on December 29, 2011 with two consecutive ten year renewal options. The Partnership pays a base management fee of 4.75% of hotel revenues. DoubleTree assessed the properties three and one-half percent of total departmental revenues for national advertising during 1994 and four percent of room revenues for national advertising and centralized reservation services in 1995. Effective January 1, 1996, DoubleTree assessed the properties three and one-half percent of room revenues for national advertising and centralized reservation services. Other centralized services such as accounting are provided by DoubleTree to the Partnership's properties based upon each hotel's share of such costs.

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

Deferred financing fees and organization costs:

Deferred financing fees are amortized over the life of the related loans and credit agreements using the straight-line method. Organization costs are amortized over five years using the straight-line method. Such fees and costs are net of accumulated amortization of $1,570,798 and $1,380,640 at December 31, 1996 and December 31, 1995, respectively.

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

Cash and cash equivalents:

The Partnership considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash is primarily held in one bank.

(5)  REPLACEMENT RESERVE FUND

As required under current debt agreements the Partnership funded replacement reserves based upon revenue percentages of 2% for the Tampa and Raleigh/Durham hotels and 3% for the Disney hotel during 1995, and 1994. Beginning in 1996 replacement reserves were calculated at 4% of revenues at all three hotels. During the years ended December 31, 1996, 1995, and 1994, $990,026, $526,745 and $503,104, respectively, were reserved to fund capital improvements.

(6)  LEASES

The land for the Disney hotel is leased by the Partnership under an operating lease, the initial term of which expires March 11, 2032, with a renewal option for an additional period of 25 years. The Partnership pays annual rent based upon specified percentages of suite, food and beverage, and other hotel revenues, subject to a $100,000 minimum annual rent. Rent is computed and paid quarterly. Rent expense under this lease was $726,177 in 1996, $596,269 in 1995, and $592,453 in 1994.

(7)  REAL ESTATE MORTGAGE NOTES

The nonrecourse notes in the original aggregate amount of $43,300,000 are secured by the first mortgages on the hotels, including the ground lease at the Disney hotel. In February, 1991, the lender applied $2,000,000 of the General Partner's funds, previously held in escrow, against the principal balance of the notes. On May 26, 1993, the Partnership modified certain terms of the mortgage loan documents. Accordingly, during 1993 unpaid interest accruing in the aggregate amount of $4,876,267 was added to the principal balance of the mortgage computed at the contract rate of 10.25%. Additionally, the Partnership borrowed $219,000 during 1993 to pay for closing costs incurred with the modifications. Beginning in February, 1994 interest was payable at an annual rate of 10.25% of $41,300,000 (original loan balance). During 1994, 1995 and 1996, the Partnership made monthly payments of principal and interest on the outstanding principal of $46,395,267 based upon a 30-year amortization schedule. A final payment, which will include principal of $45,502,185 and interest, is due on August 1, 1997. The lender will also receive 25% of the net proceeds, as defined, at the sale of the hotels, or 25% of the net proceeds based upon market value if the hotels are not sold prior to the maturity of the loan, as appreciation interest.

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

Total fees charged by DoubleTree to the Partnership for management, advertising, reservation and accounting services were $2,151,820, $1,793,723, and $1,919,253 during 1996, 1995, and 1994, respectively. Nuho Company, a successor to PH Management Company (a previous management company) pursuant to the bankruptcy plan, received residual management fees of $579,078, $515,669, and $487,783 during 1996, 1995, and 1994, respectively. These fees were used by Nuho Company to fund required payments to the creditors in the bankruptcy, including the Partnership.

(10)  PARTNERSHIP DISTRIBUTIONS AND ALLOCATIONS

Pursuant to the terms of the renegotiated debt, the Partnership is precluded from making cash distributions to the partners until such time as the interest capitalized by the lender (see Note 7) has been repaid. This is not expected to occur prior to the maturity of the first mortgage loans on August 1, 1997.

Cash flow available for distribution will be distributed 99 percent to the Unitholders and 1 percent to the General Partner until the Unitholders have received cash distributions sufficient to provide a 10 percent (11 percent for the fiscal years 1987 through 1990) non-compounded, cumulative return on the weighted average balances of the net invested capital (originally $31,100,000 in the aggregate) outstanding during such year. Any remaining cash flow available for distribution in excess of the foregoing amounts will be distributed 15 percent to the General Partner and 85 percent to the Unitholders, until the General Partner has received an amount equal to 10 percent of all cash flow available for distribution which has been distributed and, thereafter, 90 percent to the Unitholders and 10 percent to the General Partner.

Sale or refinancing proceeds, net of any appreciation interest due the lender (see Note 7), will be distributed 99 percent to the Unitholders and 1 percent to the General Partner until the Unitholders have received (from all prior distributions of cash, regardless of source) a 10 percent non-compounded cumulative return on their weighted average net invested capital and a return of their net invested capital balances. Any remaining sale or refinancing proceeds will be distributed 70 percent to the Unitholders and 30 percent to the General Partner.

Distributions resulting from a liquidation of the Partnership will be paid to the Partners in accordance with their positive capital account balances after such balances have been adjusted to reflect allocations of taxable income and taxable loss.

For federal income tax purposes, taxable income, whether from operations or the sale of a hotel, is allocated first to restore any deficit balances of the General Partner and Unitholders on a proportionate basis. Unitholders and the General Partner are then allocated taxable income 99 percent and 1 percent, respectively, (to the extent of cash distributions in this ratio) until the Unitholders have been allocated an amount equal to their net invested capital plus a 10 percent (11 percent for fiscal years 1987 through 1990) non-compounded, cumulative return on the weighted average balances of the net invested capital outstanding plus all prior distributions to the Unitholders of sale or refinancing proceeds. Thereafter, taxable income is allocated in the same proportions as and to the extent of distributions of cash.

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

Cash payments made by the General Partner pursuant to its Guaranty Agreement have been recorded as a reduction of the purchase price of the hotels. Accordingly, net property and equipment has been reduced by $10,469,829, reflecting $12,477,870 in payments by the General Partner net of accumulated depreciation of $2,008,041, through December 31, 1996. The equity accounts of the Limited Partners and the General Partner reflect a 99 percent and 1 percent allocation, respectively, of cumulative losses through December 31, 1996.

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

The net income for 1996, as reported on the Partnership's federal tax return was $535,339. The net losses for 1995 and 1994, as reported on the Partnership's federal tax return were ($701,970) and ($1,934,790), respectively, and differ from the net losses as reported in the accompanying financial statements primarily due to the difference between tax and book depreciation charges. This difference is due principally to cash payments made by the General Partner pursuant to its Guaranty Agreement (See Note 2) being recorded as a capital contribution for tax purposes versus a reduction in net property and equipment for financial reporting purposes and different depreciation lives for tax and book purposes. The net income/(losses) for tax purposes allocable to the Unitholders during 1996, 1995, and 1994 were $331,167 or $.11 per unit, ($653,778) or ($.21) per unit, and ($1,862,502) or ($.60) per unit, respectively.

Under the Revenue Act of 1987, the Partnership's interest income is taxable to its Partners in the current year as portfolio income while the loss from operations for tax purposes is suspended. This suspended loss can only be used to offset future taxable income of the Partnership or can be recognized by a partner upon a complete disposition of his interest in the Partnership. The provision of the Revenue Act of 1987 which taxes publicly traded partnerships as corporations does not apply to PSH Master L.P.I. until 1998.

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

INDEPENDENT AUDITORS' REPORT

To the Partners of PSH Master L.P.I:

         We have audited the accompanying balance sheets of PSH Master L.P.I (the "Partnership") as of December 31, 1996, and 1995, and the related statements of operations, partners' deficit, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express (or disclaim) an opinion on these financial statements based on our audits.

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

/s/
--------------------------
DELOITTE & TOUCHE LLP

Columbus, Ohio
February 14, 1997

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The Registrant has no directors or executive officers. Management functions of the Registrant are performed by the General Partner. The following information is provided regarding the officers and directors of PH Management Company, the corporate general partner of the Registrant's general partner.

                                                 Present Position with
Name                           Age               PH Management Company
----                           ---               ---------------------
James V. Pickett               55                President/Director

Stephen C. Denz                39                Secretary/Director

Mr. Pickett has been the Chairman of the Board of Directors of PH Management Company since its formation in 1984. Mr. Pickett serves as the Managing Director of the real estate investment group of Banc One Capital Corporation and also serves on the Board of Directors of Wendy's International, Inc., The Fishel Company, Metatec Corporation, and Karrington Health, Inc.

Mr. Denz has served as controller, secretary, treasurer and director since 1987 of various companies controlled by Mr. Pickett.

ITEM 11. EXECUTIVE COMPENSATION.

The Registrant has no executive officers or other employees. The General Partner receives no compensation for its services.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

James V. Pickett, Chairman and President of PH Management Company, the general partner of the Partnership's general partner - PC Development Limited Partnership, purchased 200,000 units in November, 1995 and an additional 200,000 units in June, 1996 which, in total, represents approximately 12.9% of the outstanding units, bringing the total units owned by Mr. Pickett, both directly and indirectly to 425,000 units, or approximately 13.7% of the outstanding units.

McDonald & Company Securities, Inc., 800 Superior Avenue, Cleveland, Ohio 44114, is the beneficial owner of 565,575 Limited Partnership Units which represents 18.18% of the total outstanding units.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Not applicable

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

Document                                                                         Location
--------                                                                         --------
(a)     1.   Financial Statements                                                Item 8.
        2.   Financial Statement Schedules                                       Item 14.(d)
        3.   Exhibits:
        3.1  Amended and Restated Agreement of PSH Master L.P.I                  *
        3.2  Certificate of Limited Partnership of PSH Master L.P.I              *
        4.1  Promissory Note (Durham)                                            **
        4.2  Deed of Trust, Assignment of Rents and Security
             Agreement (Durham)                                                  **
        4.3  Promissory Note (Orlando)                                           **
        4.4  Leasehold Mortgage and Security Agreement (Orlando)                 **
        4.5  Promissory Note (Rocky Point)                                       **
        4.6  Mortgage and Security Agreement (Rocky Point)                       **
       10.1  Performance and Breakeven Guaranty                                  *
       10.2  Management Agreement                                                *
       10.3  Purchase Agreement                                                  ****
       10.4  Escrow Agreement                                                    ****
       10.5  Deposit Agreement (including form of Depository Receipt)            ****
       10.6  The Disney Ground Lease                                             *
       10.8  Non-Competition Agreement                                           ****
       10.9  Consent to Submanagement Agreement and
             Amendment to Management Agreement                                   *****
       10(a) Future Advance Promissory Note (Orlando) dated as of
             January 1, 1992, from PSH Master L.P.I to Aetna Life
             Insurance Company.                                                  ******
       10(b) Consolidated and Renewal Promissory Note (Orlando)
             dated as of January 1, 1992, from PSH Master L.P.I to Aetna
             Life Insurance Company.                                             ******
       10(c) Future Advance Promissory Note (Deferred Interest/
             Orlando) dated as of January 1, 1992, from PSH Master
             L.P.I to Aetna Life Insurance Company.                              ******
       10(d) Modification Agreement (Orlando/Tampa) dated as of
             January 1, 1992, between PSH Master L.P.I and Aetna
             Life insurance Company.                                             ******
       10(e) Future Advance Promissory Note (Tampa) dated as of
             January 1, 1992, from PSH Master L.P.I to Aetna Life
             Insurance Company.                                                  ******
       10(f) Consolidated and Renewal Promissory Note (Tampa)
             dated as of January 1, 1992, from PSH Master L.P.I to
             Aetna Life Insurance Company.                                       ******



Document                                                                         Location
--------                                                                         --------
       10(g) Future Advance Promissory Note (Deferred Interest/
             Tampa) dated as of January 1, 1992, from PSH Master L.P.I
             to Aetna Insurance Company.                                         ******
       10(h) Modification Agreement (Tampa/Orlando) dated as of
             January 1, 1992, between PSH Master L.P.I to Aetna Life
             Insurance Company.                                                  ******
       10(i) Future Advance Promissory Note (Durham) dated as of
             January 1, 1992, from PSH Master L.P.I to Aetna Life
             Insurance Company.                                                  ******
       10(j) Consolidated and Renewal Promissory Note (Durham)
             dated as of January 1, 1992, from PSH Master L.P.I to
             Aetna Life Insurance Company.                                       ******
       10(k) Future Advance Promissory Note (Deferred Interest/
             Durham) dated as of January 1, 1992, from PSH Master L.P.I
             to Aetna Life Insurance Company.                                    ******
       10(l) Modification Agreement (Durham) dated as of January 1,
             1992, from PSH Master L.P.I to Aetna Life
             Insurance Company.                                                  ******
       10(m) Mortgage and Security Agreement dated as of January 1,
             1992, from PH Master L.P.I to Aetna Life Insurance
             Company.                                                            ******
       10(n) Consolidation and Modification Agreement dated as of
             January 1, 1992, from PSH Master L.P.I to Aetna Life
             Insurance Company.                                                  ******
       10(o) Deferred Interest and Payment Agreement dated as of
             January 1, 1992, between PSH Master L.P.I and Aetna
             Life Insurance Company.                                             ******
       10(p) Assignment of Claim dated as of May 24, 1993, between
             PSH Master L.P.I and Aetna Life Insurance Company.                  ******
       10(q) Improvement Reserve Escrow Agreement dated as of
             May 24, 1993, among PSH Master L.P.I, Aetna Life
             Insurance Company, and BancBoston Mortgage Corp.                    ******
       10(r) Promissory Note dated as of May 24, 1993, from PSH Master
             L.P.I to Guest Quarters Hotels Partnership in the
             original principal amount of $500,000.                              ******
       10(s) Promissory Note dated as of May 24, 1993, from PSH Master
             L.P.I to Guest Quarters Hotels Partnership in the
             original principal amount of $1,000,000.                            ******
       10(t) Mortgage and Security Agreement (Rocky Point) dated as of May 24, 1993, from PSH Master L.P.I to Guest Quarters
             Hotels Partnership.                                                 ******
       10(u) Leasehold Mortgage and Security Agreement (Orlando/
             Disney) dated as of May 24, 1993, from PSH Master L.P.I

Document                                                                         Location
--------                                                                         --------
             to Guest Quarters Hotels Partnership.                               ******
       10(v) Deed of Trust dated as of May 24, 1993, from PSH Master
             L.P.I to Guest Quarters Hotels Partnership.                         ******
       10(w) Third Amendment to Management Agreement dated as
             of May 24, 1993, between PSH Master L.P.I and Guest
             Quarters Hotels Partnership.                                        ******
       16.1  Letter regarding Change in Certifying Accountant                    ***


* Previously filed with the Securities and Exchange Commission in connection with the Registration Statement on Form S-1 of Pickett Suite Hotel Master L.P.I, Registration No. 33-13961, dated July 15, 1987.

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

PSH MASTER L.P.I
----------------
  (Registrant)

By:      PC Development Limited Partnership, General Partner

         By:      PH Management Company, General Partner

                  /s/ JAMES V. PICKETT                          3/28/97
                  ----------------------------               -------------
         By:          James V. Pickett                           Date
                      Chairman and President

                  /s/ STEPHEN C. DENZ                           3/28/97
                  ----------------------------               -------------
         By:          Stephen C. Denz                            Date
                      Secretary and Controller
                      (Principal Financial Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

                  /s/ JAMES V. PICKETT                          3/28/97
                  ----------------------------               -------------
         By:          James V. Pickett                           Date
                      Chairman and President of
                      PH Management Company

No proxy statement, form of proxy or other proxy soliciting material has been sent to Unitholders prior to the filing of this annual report on Form 10-K.