Form 10-Q
period 1997-03-31
PSH MASTER L P I
filed 1997-05-15
CIK 813897

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of
1934

For Quarter Ended:  March 31, 1997      Commission File Number:  0-16840
                    --------------                               -------


                                PSH MASTER L.P. I
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

        Delaware                                       31-1204568
--------------------------------------------------------------------------------
(State of Organization)                    (IRS Employer Identification Number)

        P.O. Box 18035, Columbus, OH  43218
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

     X  Yes     No
   ----    ----
The number of outstanding Units of Limited Partner Interest in the Registrant, as represented by Depository Receipts at May 15, 1997 was 3,110,000.

                                PSH MASTER L.P.I

                               REPORT ON FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1997

                                      Index
                                      -----

                                                                            Page
                                                                          Number
                                                                          ------
  Part I.  Financial Information

         Item 1:  Financial Statements:

                   Balance Sheets                                              3

                   Statements of Operations                                    5

                   Statements of Cash Flows                                    6

                   Notes to Financial Statements                               7

         Item 2:  Management's Discussion and Analysis of
                    Financial Condition and Results of Operation              10


  Part II. Other Information

         Items 1 through 6.                                                   14


         Signatures                                                           15

                                PSH MASTER L.P.I
                                 BALANCE SHEETS
                                   (UNAUDITED)

Assets                                           March 31, 1997  December 31, 1996
------                                           --------------  -----------------
Current assets:
 Cash and cash equivalents                         $  2,760,593    $  1,586,070
 Accounts receivable, trade                           1,289,011       1,095,968
 Inventories                                            109,709         119,462
 Prepaid expenses and other                             484,882         401,083
 Cash held in escrow                                    464,084         268,907
                                                   ------------    ------------
  Total current assets                                5,108,279       3,471,490
                                                   ------------    ------------
Property and equipment:
 Land                                                 3,780,000       3,780,000
 Leasehold interest in land                           7,440,000       7,440,000
 Hotels                                              36,499,582      36,401,424
 Furniture, fixtures and equipment                   12,189,070      12,139,268
                                                   ------------    ------------
  Total                                              59,908,652      59,760,692
 Less accumulated depreciation and amortization
                                                    (24,906,989)    (24,367,593)
                                                   ------------    ------------
   Total property and equipment, net                 35,001,663      35,393,099
                                                   ------------    ------------
Other assets:
 Replacement reserve fund                                   111          49,111
 China, glass, linen and silver, net                    781,590         781,590
 Deferred financing fees, organization costs
   and other, net                                        90,485         129,404
                                                   ------------    ------------
    Total other assets                                  872,186         960,105
                                                   ------------    ------------
Total assets                                       $ 40,982,128    $ 39,824,694
                                                   ============    ============



The accompanying notes are an integral part of these financial statements.

                                PSH MASTER L.P.I
                                 BALANCE SHEETS
                                   (UNAUDITED)

Liabilities and Partners' Deficit                 March 31, 1997 December 31, 1996
---------------------------------                 -------------- -----------------
Current liabilities:
 Current portion of mortgage notes payable         $ 45,422,230    $ 45,502,185
 Accounts payable                                       963,305       1,542,608
 Due to affiliates                                       65,859          43,212
 Accrued expenses:
 Payroll and related taxes                              725,200         524,870
 Real estate and other taxes                            421,378         115,370
 Interest                                                 4,271           4,271
 Other                                                  373,992         172,103
                                                   ------------    ------------
   Total current liabilities                         47,976,235      47,904,619
                                                   ------------    ------------
Note payable                                            500,000         500,000
                                                   ------------    ------------
Partners' Deficit:
 General Partner - 1% interest                         (256,551)       (263,067)
 Limited Partners - 99% interest
    (3,110,000 units authorized and outstanding)     (7,237,556)     (8,316,858)
                                                   ------------    ------------
   Total partners' deficit                           (7,494,107)     (8,579,925)
                                                   ------------    ------------
Total liabilities and partners' deficit            $ 40,982,128    $ 39,824,694
                                                   ============    ============








The accompanying notes are an integral part of these financial statements.

                                PSH MASTER L.P.I
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                   Quarter Ended   Quarter Ended
                                                   March 31, 1997  March 31, 1996
                                                   --------------  --------------
Revenues:
  Suites                                              $5,949,641      $5,127,145
  Other                                                1,522,132       1,448,676
                                                      ----------      ----------
   Total revenues                                      7,471,773       6,575,821
                                                      ----------      ----------
Operating costs and expenses:
 Direct operating:
 Suites                                                1,108,388       1,005,767
 Other                                                   982,111         966,185
 Other operating:
 Sales, general and administrative                     1,421,402       1,330,259
 Energy and maintenance                                  532,590         493,039
 Rents, taxes and other                                  527,444         528,829
 Partnership administrative                               68,877          55,852
 Depreciation and amortization                           578,316         552,063
                                                      ----------      ----------
   Total operating costs and expenses                  5,219,128       4,931,994
                                                      ----------      ----------
Income from operations                                 2,252,645       1,643,827
Interest income                                           13,277          23,813
Interest expense                                       1,180,103       1,187,862
                                                      ----------      ----------
Net income                                            $1,085,819      $  479,778
                                                      ==========      ==========
Net income per unit of
 limited partnership interest                         $     0.35      $     0.15
                                                      ==========      ==========


The accompanying notes are an integral part of these financial statements.

                                PSH MASTER L.P.I
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                   Quarter Ended   Quarter Ended
                                                   March 31, 1997  March 31, 1996
                                                   --------------  --------------
Cash provided (used) by operations:
 Net income                                          $ 1,085,819    $   479,778
 Changes not requiring cash:
  Depreciation and amortization                          578,316        552,063
 Working capital changes:
  Increase in accounts receivable, trade                (193,043)      (520,965)
  Increase in inventories,
    prepaid expenses and other                           (74,046)       (39,499)
  Increase (decrease) in accounts payable and
    accrued expenses                                     128,924       (155,367)
  Increase in accrued interest payable                         0          4,271
  Increase in due to affiliates                           22,647         20,296
                                                     -----------    -----------
   Cash provided by operations                         1,548,617        340,577
                                                     -----------    -----------
Investment and other transactions:
 (Increase) decrease in replacement reserve fund          49,000       (164,862)
 Increase in cash escrow for real estate taxes          (195,177)      (197,400)
 Additions to property and equipment                    (147,962)      (101,479)
 Payments of mortgages                                   (79,955)       (72,198)
                                                     -----------    -----------
 Cash used by investment and other transactions         (374,094)      (535,939)
                                                     -----------    -----------
Increase (decrease) in cash and cash equivalents
                                                     $ 1,174,523    $  (195,362)
                                                     ===========    ===========
Supplemental disclosure of cash flow information--
  cash paid for interest                             $ 1,180,103    $ 1,189,746
                                                     ===========    ===========


The accompanying notes are an integral part of these financial statements.

NOTES TO THE FINANCIAL STATEMENTS

(1)  BASIS OF PRESENTATION

The accompanying financial statements of PSH Master L.P.I (the Partnership) have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Partnership has incurred net losses since its inception and at March 31, 1997, the Partnership had a partners' deficit of $7,494,107.

The final payment on the Partnership's real estate mortgage notes due on August 1, 1997 (see Note 5), the accumulated Partners' deficits and the uncertainty of the Partnership's ability to refinance the first mortgage debt on maturity, raise substantial doubt about the Partnership's ability to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Partnership be unable to continue as a going concern. Please see Note 8 regarding the proposed sale of the Partnership hotels. In connection with the proposed sale, the outstanding debts referred to above and in Note 5 will be paid in full.

(2)  ORGANIZATION AND BUSINESS

The Partnership is a Delaware limited partnership which owns three all-suite hotels located in Tampa, Florida; WALT DISNEY WORLD(R) Village in Lake Buena Vista, Florida; and in the Research Triangle area near Raleigh/Durham, North Carolina.

(3)  SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:

In the opinion of Management, the accompanying financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of the Partnership at March 31, 1997 and December 31, 1996 and the results of its operations for the quarters ended March 31, 1997 and 1996. The Partnership has considered Statement of Financial Accounting Standard Number 109 "Accounting for Income Taxes" and, given the cumulative operating losses, has concluded that this standard will have no impact on the Partnership's financial statements.

(4)  RELATED PARTIES

The General Partner, an affiliate, is generally empowered by the Partnership Agreement to conduct, direct and exercise full control over all activities of the Partnership.

Total fees charged by DoubleTree to the Partnership for management, advertising, reservation and accounting services were $646,934 and $541,005 during the first quarter of 1997 and 1996, respectively. Nuho Company, a successor to PH Management Company (a previous management company) pursuant to the bankruptcy plan, received residual management fees of $176,969 and $153,195 during the first quarter of 1997 and 1996, respectively.

(5)  REAL ESTATE MORTGAGE NOTES

The nonrecourse notes are secured by the first mortgages on the hotels, including the ground lease at the Disney hotel. The Partnership makes monthly payments of principal and interest based upon a 30-year amortization schedule. A final payment, including interest, is due on August 1, 1997. Accordingly, the total principal amount due has been classified as a current liability at March 31, 1997. The lender will also receive appreciation interest equal to 25% of the net proceeds, as defined, at sale of the hotels, or net proceeds based upon market value if the hotels are refinanced rather than sold prior to the maturity of the loan.

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

For financial statement reporting purposes, net income (loss) is allocated 99 percent to the Unitholders and 1 percent to the General Partner. The net income allocated to the Unitholders for the quarter ended March 31, 1997 and 1996 was $1,074,961 or $.35 per unit, and $474,980, or $.15 per unit, respectively.

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

(8)  SUBSEQUENT EVENTS

On May 9, 1997 the Partnership announced that it had entered into a purchase and sale agreement to sell all three of the hotels to FelCor Suites Limited Partnership, an affiliate of FelCor Suite Hotels, Inc. for $64,800,000. FelCor Suites Hotels, Inc., located in Irving, Texas, is one of the largest publicly-traded hotel REITS.

The transaction requires the approval by the unit holders of a majority of the outstanding units of the Partnership and by the land lessor of the property at Lake Buena Vista, Florida. FelCor's board of directors has already approved the transaction. A proxy statement, containing a detailed description of the transaction, will be sent to each Limited Partner in the near future.

The sale, which is expected to occur before the end of July, will result in a liquidation of PSH Master L.P. I and a distribution to unit holders of all net proceeds. The anticipated payout will be in a range of $5.00 to $5.50 per each partnership unit.

PART I.  FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

LIQUIDITY AND CAPITAL RESOURCES

The Partnership has incurred net losses since its inception and at March 31, 1997, the Partnership had a partners' deficit of $7,494,107. The Partners' accumulated deficits and the uncertainty of the Partnership's ability to refinance the first mortgage debt on maturity (see Note 5) raise substantial doubt about the Partnership's ability to continue as a going concern for a reasonable period of time. Because of the possible material effects of this uncertainty the independent auditors did not express an opinion on the financial statements as of December 31, 1996. However, as discussed in the auditors' report, the financial statements do not include any adjustments relating to the recoverability and classification of recorded asset or liability amounts that might be necessary should the Partnership be unable to continue as a going concern.

On May 9, 1997 the Partnership announced that it had entered into a purchase and sale agreement to sell all three of the hotels to FelCor Suites Limited Partnership, an affiliate of FelCor Suite Hotels, Inc. for $64,800,000. FelCor Suites Hotels, Inc., located in Irving, Texas, is one of the largest publicly-traded hotel REITS.

The transaction requires the approval by the unit holders of a majority of the outstanding units of the Partnership and by the land lessor of the property at Lake Buena Vista, Florida. FelCor's board of directors has already approved the transaction. A proxy statement, containing a detailed description of the transaction, will be sent to each Limited Partner in the near future.

The sale, which is expected to occur before the end of July, will result in a liquidation of PSH Master L.P.I and a distribution to unit holders of all net proceeds. The anticipated payout will be in a range of $5.00 to $5.50 per each partnership unit.

During the first quarter of 1997, the Partnership made monthly payments of principal and interest on its first mortgage debt based upon a 30-year amortization schedule at the contract rate of 10.25%, in accordance with the restructured loans. Cash from operations, after funding replacement reserves, exceeded the required debt service by $1,284,971, significantly improving the Partnership's working capital and current ratio positions. This excess amount is expected to decline in later quarters due to the seasonal business of the hotels. Based upon anticipated revenue levels, Management is of the opinion that cash from operations will be sufficient to meet expected cash requirements during the next twelve months, with the exception of the required balloon payment on the existing first mortgage debt.

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

The Partnership is required by its Management Agreement to maintain Replacement Reserve Fund balances of specified amounts to facilitate operating the Hotels as "first-class" suite accommodations. Separate Replacement Reserve Funds have been established for replacements, substitutions and additions to furniture and equipment and these were funded at the rate of 4% of total revenues during the first quarter of 1997.

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

The Partnership's mortgage obligations mature on August 1, 1997, requiring a balloon payment of approximately $45,400,000. Accordingly, the total principal amount due has been classified as a current liability at March 31, 1997. In addition, the lender will receive 25% of the net proceeds, as defined, upon sale of the hotels, or net proceeds based upon market value if the hotels are not sold prior to the maturity of the loan, as appreciation interest.

RESULTS OF OPERATIONS

The Tampa and Disney hotels opened in April 1986 and March 1987, respectively, and the Durham hotel opened in December 1987. The following table summarizes combined operating information for the hotels:

                                                         Quarter Ended    Quarter Ended
                                                         March 31, 1997   March 31, 1996
                                                         -------------------------------
Available suites                                              57,150          57,785
Occupancy percentage                                           80.62%          79.17%
Average daily rate                                           $129.12         $112.07
Direct operating costs as a percent of revenues:
      Suites                                                   18.63%          19.62%
      Other                                                    64.52%          66.69%
            Total                                              27.98%          30.00%

THREE MONTHS ENDED MARCH 31, 1997

Total revenues increased $895,952 or 13.6% during the first three months of 1997. Suite revenues increased $822,496 or 16.0% from the first quarter of 1996, based upon a 15.2% increase in average daily rate and a 1.8% increase in occupancy. Occupancy increased due to strong volume increases at the Disney hotel. Occupancy at the Tampa and Raleigh/Durham hotels remained steady, while volumes at Disney increased 5.2%. Average daily rates increased at each of the hotels, with the largest gains being recorded by the Disney hotel. Food, beverage and other revenues increased $73,456 or 5.1% over the prior year. Based upon both higher volumes and price increases, food and beverage revenue increased $85,195 or 8.0%. Other revenue increases include higher movie rentals, space rentals and no shows.

Direct operating costs increased $118,547 or 6.0%, in the first three months, compared to the same period of 1996. Costs in the suites department increased $102,621 or 10.2% of which $73,924 resulted from increased payroll to meet volume and service needs and $48,310 reflects an increase in room commissions paid to travel agents. Cost increases in the suites department were offset by reductions totaling $18,413 in laundry, linen replacements, guest supplies and complimentary food for guests.

Other direct operating expenses increased $15,926 or 1.7% of which $34,213 represents increases in payroll expense in 1997. The increases in payroll were partially offset by a $20,606 reduction in food, beverage and telephone expenses. The biggest reductions were in contracted services, supplies and uniforms in the food department, and, equipment and miscellaneous costs in the telephone department. Food and beverage cost of sales increased $13,800 or 4.8% due to higher volumes. Food and beverage payroll accounted for $32,954 of the total other direct operating payroll increase.

Sales, general and administrative expenses were up $91,143, or 6.9%. This increase reflects higher payroll expenses of $49,032 associated with staffing additions in the sales departments of each hotel and increases in revenue-driven expenses, including management fees and credit-card commissions, which increased $42,458 and $18,009, respectively. Other increases that were not tied to revenues include accounting and professional fees, up $10,204 and employee recognition, up $7,760. Offsetting these higher expenses in the three-month period were reductions in recruiting and relocation costs of $15,524, a reduction in advertising and promotional expenses of $7,477 and lower print expense of $10,464. Cost control measures also helped reduce general expense levels in the current quarter.

Energy and maintenance costs increased $39,551 or 8.0% in the first three months of which $19,573 reflects increased payroll expense. Energy costs increased $20,499 or 8.2% due to higher usage at the Florida hotels.

Rents, taxes and other expenses decreased $1,385 or 0.3% in the first quarter of 1997. The slight decrease includes reductions in Disney transportation, down $14,235; property taxes, reduced by $2,325; and furniture and records storage, down $2,938. Those reductions were offset by an increase in Disney land rent, up $21,441, driven by revenue and volume increases.

Partnership administrative expenses consist primarily of quarterly and annual report costs, tax processing and transfer agent charges, and legal and audit fees.

 PART II.         OTHER INFORMATION

ITEMS 1 THROUGH 6

Except as provided below, information required in Items 1 through 6 is not applicable to the Registrant for the quarter ended March 31, 1997.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:  The following exhibits are filed herewith:

                  (i)      Exhibit 2:   Contract for Purchase and Sale
                                        of Hotels
                                        First Amendment to Contract for
                                        Purchase and Sale of Hotels
                                        Second Amendment to Contract for
                                        Purchase and Sale of Hotels
                                        Third Amendment to Contract for Purchase and Sale of Hotels

                  (ii)     Exhibit 27:  Financial Data Schedule (only for
                                        filings via EDGAR)

         (b)      Reports on Form 8-K:  No current reports on Form 8-K were
                                        filed by the Partnership during the
                                        quarter ended March 31, 1997.

SIGNATURES

Pursuant to the requirements of the Security Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PSH MASTER L.P.I

(Registrant)

By:      PC Development Limited Partnership,
         General Partner

         By:      PH Management Company,
                  General Partner

                  By:  /s/ James V. Pickett                      05/15/97
                     ---------------------------------       --------------
                       James V. Pickett, Chairman                 Date

                  By:  /s/ Stephen C. Denz                       05/15/97
                     ---------------------------------       --------------
                       Stephen C. Denz, Controller                 Date
                         (Principal Financial Officer)