Form 10-K/A
period 1996-12-31
PSH MASTER L P I
filed 1997-06-19
CIK 813897

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K/A
                                 AMENDMENT NO. 1


[X] Annual report pursuant to Section 13 or 15 (d) of The Securities Exchange Act of 1934 (Fee required of $250.)

For the fiscal year ended:  December 31, 1996   Commission File Number: 0-16840
                          ---------------------                        ---------

         PSH MASTER L.P.I
--------------------------------------------------------------------------------
(Exact Name of Registrant as Specified in its Charter)

         Delaware                                      31-1204568
--------------------------------------------------------------------------------
(State of Organization)                   (IRS Employer Identification Number)

         P.O. Box 18035, Columbus, OH  43218
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

     X    Yes            No
  ------          ------

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


SIGNIFICANT DEVELOPMENTS DURING 1996

The Partnership's hotels recorded a 12.8% improvement in total revenues in 1996, resulting from increases in both average daily rate and occupancy. The improvement in performance of the Partnership's hotels reflects the continued improvement of the domestic hotel industry in general. Additionally, Walt Disney World's 25th Anniversary has positively impacted the Lake Buena Vista property, the hotel with the largest increase in occupancy.

The Partnership's first mortgage debt matures on August 1, 1997. During 1996, the General Partner focused its efforts on researching the sale or refinancing options available to the Partnership to resolve this issue. On April 22, 1997 the Partnership entered into a purchase and sale agreement to sell all its hotels to FelCor Suites Limited Partnership, an affiliate of FelCor Suite Hotels, Inc. for $64,800,000. FelCor Suite Hotels, Inc., located in Irving, Texas, is one of the largest publicly-traded hotel REITs.

The proposed sale, which is expected to occur before the end of July, will result in the liquidation of PSH Master L.P. I and a distribution to unit holders of all net proceeds. The sales transaction, distribution of all net proceeds and liquidation of the Partnership is contingent upon approval by the unit holders of a majority of the outstanding units of the Partnership. Additionally, the consummation of the sale is contingent upon the written approval by the land lessor of the property at Lake Buena Vista, Florida. FelCor's board of directors has already approved the transaction.


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

For the fiscal year ended December 31, 1996 the occupancy and average rates of these hotels were as follows:

                                                                        Raleigh/
                                           Tampa         Disney          Durham
                                           -----         ------          ------

        Average Occupancy                   75.3%         83.1%           74.2%
        Average Daily Rate                 $98.35       $121.25          $96.60
        Revenue Per Available Room         $74.01       $100.77          $71.70


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

ITEM 6.         SELECTED FINANCIAL DATA


                                                                  1996                    1995                     1994
                                                                  ----                    ----                     ----
OPERATIONS:
Operating revenues                                             $24,684,803             $21,887,229              $20,782,668
Total revenues                                                 $24,751,149             $21,905,694              $20,805,044
Net income(loss)                                               $   434,196             $  (770,442)             $(1,073,093)
Net income(loss) to Limited Partners                           $   429,854             $  (762,738)             $(1,062,362)
Cash distributions to
  Limited Partners                                             $       -0-             $       -0-              $       -0-

FINANCIAL POSITION:                                                                                             (UNAUDITED*
Property and equipment, net                                    $35,393,099             $36,177,566              $36,959,885*
Total assets                                                   $39,824,694             $39,675,237              $40,802,523*
Current maturities of long-term
  obligations                                                  $45,502,185             $   273,979              $   268,759*
Long-term obligations (excluding
  current maturities)                                          $   500,000             $46,028,387              $46,403,119*
Total partners' deficit                                        $(8,579,925)            $(9,014,121)             $(8,243,679*
Limited partners' deficit                                      $(8,316,858)            $(8,746,712)             $(7,983,974*


PER UNIT:
Cash distributions to
  Limited Partners                                             $      0.00             $      0.00              $      0.00
Net income(loss) to Limited Partners                           $      0.14             $     (0.25)             $     (0.34)*
Limited Partners' deficit                                      $     (2.67)            $     (2.81)             $     (2.57)*
Total units outstanding                                          3,110,000               3,110,000                3,110,000 *



* The Operations data for 1992 and 1993 and the Financial Position data for 1992, 1993 and 1994 is unaudited due to a disclaimer of opinion by the auditor of the financial statements.

ITEM 6.         SELECTED FINANCIAL DATA (CONTINUED)


                                                                    1993                         1992
                                                                    ----                         ----
OPERATIONS:                                                     (UNAUDITED)*                 (UNAUDITED*
Operating revenues                                              $19,799,331                  $19,112,677
Total revenues                                                  $19,828,011                  $19,144,195
Net loss                                                        $(2,233,357)                 $(3,719,660)
Net loss to Limited Partners                                    $(2,211,023)                 $(3,682,463)
Cash distributions to
  Limited Partners                                              $       -0-                  $       -0-

FINANCIAL POSITION:
Property and equipment, net                                     $37,720,719                  $38,763,416
Total assets                                                    $41,491,644                  $42,489,594
Current maturities of long-term
  obligations                                                   $   223,391                  $41,300,000
Long-term obligations (excluding
  current maturities)                                           $46,171,876                  $       -0-
Total partners' deficit                                         $(7,170,586)                 $(4,937,229)
Limited partners' deficit                                       $(6,921,612)                 $(4,710,589)

PER UNIT:
Cash distributions to
  Limited Partners                                              $      0.00                 $       0.00
Net loss to Limited Partners                                    $     (0.71)                $      (1.18)
Limited Partners' deficit                                       $     (2.23)                $      (1.51)
Total units outstanding                                           3,110,000                    3,110,000




* The Operations data for 1992 and 1993 and the Financial Position data for 1992, 1993 and 1994 is unaudited due to a disclaimer of opinion by the auditor of the financial statements.

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

In 1996 and 1995, the Partnership made monthly payments of principal and interest based upon a 30-year amortization schedule at the contract rate of 10.25%, in accordance with the restructured loans. Cash from operations, after required replacement reserves, exceeded the required debt service by $1,367,688 and $460,426, respectively. These excess amounts have served to significantly improve the Partnership's cash position (which increased by $1,006,817 from December 31, 1995 to December 31, 1996) and current ratio positions (excluding the required balloon payment on the existing first mortgage debt). Based upon anticipated revenue levels, Management believes that cash from operations will be sufficient to meet expected cash requirements during the next twelve months with the exception of the required balloon payment on the existing first mortgage debt.


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

The Partnership's mortgage obligations mature on August 1, 1997, requiring a balloon payment of approximately $45,500,000. In addition, the lender will receive 25% of the net proceeds, as defined, at the sale of the hotels, as appreciation interest.

On April 22, 1997 the Partnership entered into a purchase and sale agreement to sell all its hotels to FelCor Suites Limited Partnership, an affiliate of FelCor Suite Hotels, Inc. for $64,800,000. FelCor Suite Hotels, Inc., located in Irving, Texas, is one of the largest publicly-traded hotel REITs.

The sale, which is expected to occur before the end of July, will result in the liquidation of PSH Master L.P. I and a distribution to unit holders of all net proceeds. The sales transaction, distribution of all net proceeds and liquidation of the Partnership is contingent upon approval by the unit holders of a majority of the outstanding units of the Partnership. Additionally the consummation of the sale is contingent upon the written approval by the land lessor of the property at Lake Buena Vista, Florida. FelCor's board of directors has already approved the transaction.


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

1996 compared to 1995
---------------------

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

1995 compared to 1994
---------------------

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

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                PSH MASTER L.P. I

                                      INDEX

                                                                 Page
                                                                Number
                                                                ------

           Balance Sheets                                         15

           Statements of Operations                               17

           Statements of Partners' Deficit                        18

           Statements of Cash Flows                               19

           Notes to the Financial Statements                      20

           Independent Auditors' Report                           27

                                PSH MASTER L.P.I
                                 BALANCE SHEETS

Assets                                                               December 31, 1996   December 31, 1995
------                                                               -----------------   -----------------

Current assets:
 Cash and cash equivalents                                              $  1,586,070        $    579,253
 Accounts receivable, trade                                                1,095,968             986,029
 Inventories                                                                 119,462             103,444
 Prepaid expenses and other                                                  401,083             335,179
 Cash held in escrow                                                         268,907             346,089
                                                                        ------------        ------------
  Total current assets                                                     3,471,490           2,349,994
                                                                        ------------        ------------

Property and equipment:
 Land                                                                      3,780,000           3,780,000
 Leasehold interest in land                                                7,440,000           7,440,000
 Hotels                                                                   36,401,424          36,191,902
 Furniture, fixtures and equipment                                        12,139,268          11,104,168
                                                                        ------------        ------------
  Total                                                                   59,760,692          58,516,070

 Less accumulated depreciation and amortization                          (24,367,593)        (22,338,504)
                                                                        ------------        ------------
   Total property and equipment, net                                      35,393,099          36,177,566
                                                                        ------------        ------------

Other assets:
 Replacement reserve fund                                                     49,111              46,524
 China, glass, linen and silver                                              781,590             781,590
 Deferred financing fees, organization costs
   and other, net                                                            129,404             319,563
                                                                        ------------        ------------
    Total other assets                                                       960,105           1,147,677
                                                                        ------------        ------------
Total assets                                                            $ 39,824,694        $ 39,675,237
                                                                        ============        ============





The accompanying notes are an integral part of these financial statements.

                                PSH MASTER L.P.I
                                 BALANCE SHEETS

Liabilities and Partners' Deficit                   December 31, 1996   December 31, 1995
---------------------------------                   -----------------   -----------------

Current liabilities:
 Current portion of mortgage notes payable            $ 45,502,185        $    273,979
 Accounts payable                                        1,542,608           1,739,648
 Due to affiliates                                          43,212              37,442
 Accrued expenses:
  Payroll and related taxes                                524,870             342,265
  Real estate and other taxes                              115,370              95,671
  Interest                                                   4,271                   0
  Other                                                    172,103             171,966
                                                      ------------        ------------
   Total current liabilities                            47,904,619           2,660,971
                                                      ------------        ------------

Note payable                                               500,000             500,000
Mortgage notes payable, less current portion                     0          45,528,387
                                                      ------------        ------------

Partners' Deficit:
 General Partner - 1% interest                            (263,067)           (267,409)
 Limited Partners - 99% interest
   (3,110,000 units authorized and outstanding)         (8,316,858)         (8,746,712)
                                                      ------------        ------------
   Total partners' deficit                              (8,579,925)         (9,014,121)
                                                      ------------        ------------
Total liabilities and partners' deficit               $ 39,824,694        $ 39,675,237
                                                      ============        ============





The accompanying notes are an integral part of these financial statements.

                                PSH MASTER L.P.I
                            STATEMENTS OF OPERATIONS

                                             Year ended         Year ended           Year ended
                                          December 31, 1996  December 31, 1995    December 31, 1994
                                          --------------------------------------------------------
Revenues:
  Suites                                    $ 19,271,365       $ 16,917,194        $ 16,141,594
  Other                                        5,413,438          4,970,035           4,641,074
                                            ----------------------------------------------------
   Total revenues                             24,684,803         21,887,229          20,782,668
                                            ----------------------------------------------------

Operating costs and expenses:
 Direct operating:
  Suites                                       4,105,760          3,686,203           3,356,235
  Other                                        3,842,769          3,534,968           3,367,423
 Other operating:
  Sales, general and administrative            5,131,917          4,743,202           4,536,546
  Energy and maintenance                       2,140,891          1,995,534           1,910,640
  Rents, taxes and other                       1,971,428          1,809,115           1,920,839
  Partnership administrative                     164,885            160,520             144,180
  Depreciation and amortization                2,219,247          1,977,413           1,888,789
                                            ----------------------------------------------------
   Total operating costs and expenses         19,576,897         17,906,955          17,124,652
                                            ----------------------------------------------------
Income from operations                         5,107,906          3,980,274           3,658,016
Interest income                                   66,346             18,465              22,376
Interest expense                               4,740,056          4,769,181           4,753,485
                                            ----------------------------------------------------
Net income(loss)                            $    434,196       $   (770,442)       $ (1,073,093)
                                            ====================================================

Net income(loss) per unit of
 limited partnership interest               $       0.14       $      (0.25)       $      (0.34)
                                            ====================================================




The accompanying notes are an integral part of these financial statements.

                                PSH MASTER L.P.I
                         STATEMENTS OF PARTNERS' DEFICIT

                                            General           Limited
                                            Partner           Partners            Total
                                         ---------------------------------------------------

Deficit balance, December 31, 1993       $  (248,974)       $(6,921,612)       $(7,170,586)
  Net loss                                   (10,731)        (1,062,362)        (1,073,093)
                                         ---------------------------------------------------

Deficit balance, December 31, 1994          (259,705)        (7,983,974)        (8,243,679)
  Net loss                                    (7,704)          (762,738)          (770,442)
                                         ---------------------------------------------------

Deficit balance, December 31, 1995          (267,409)        (8,746,712)        (9,014,121)
  Net income                                   4,342            429,854            434,196
                                         ---------------------------------------------------

Deficit balance, December 31, 1996       $  (263,067)       $(8,316,858)       $(8,579,925)
                                         ===================================================






The accompanying notes are an integral part of these financial statements.

                                PSH MASTER L.P.I
                            STATEMENTS OF CASH FLOWS

                                             Year ended          Year ended          Year ended
                                          December 31, 1996   December 31, 1995  December 31, 1994
                                          --------------------------------------------------------
Cash provided (used) by operations:
 Net income(loss)                            $   434,196        $  (770,442)       $(1,073,093)
 Changes not requiring cash:
  Depreciation and amortization                2,219,247          1,977,413          1,888,789
 Working capital changes:
  (Increase)  decrease in accounts
     receivable, trade                          (109,939)            76,856           (249,664)
  Increase in inventories, prepaid
     expenses and other                          (81,922)          (146,544)           (46,272)
  Increase in accounts payable
     and accrued expenses                          5,401            417,034              9,980
  Increase  (decrease) in accrued
     interest payable                              4,271           (403,639)            93,889
  Increase  (decrease) in due to
     affiliates                                    5,770               (727)             3,492
                                             --------------------------------------------------
   Cash provided by operations                 2,477,024          1,149,951            627,121
                                             --------------------------------------------------
Financing and capital transactions:
  Guaranty payments from General
    Partner                                       47,535             41,589             53,475
  Proceeds from notes payable                                                          500,000
  Payments of mortgages                         (300,181)          (369,512)          (223,389)
                                             --------------------------------------------------
   Cash provided (used) by financing
     and capital transactions                   (252,646)          (327,923)           330,086
                                             --------------------------------------------------
Investment and other transactions:
  (Increase) decrease in
    replacement reserve fund                      (2,587)           657,766           (331,199)
  Increase in china, glass, linen,
    and silver                                                                          (1,866)
  (Increase) decrease in cash escrow
    for real estate taxes                         77,182           (158,950)            13,141
  Additions to property and
    equipment                                 (1,292,156)        (1,046,723)          (991,477)
                                             --------------------------------------------------
Cash used by investment and
    other transactions                        (1,217,561)          (547,907)        (1,311,401)
                                             --------------------------------------------------
Increase (decrease) in cash and
    cash equivalents                         $ 1,006,817        $   274,121        $  (354,194)
                                             ==================================================
Supplemental disclosure of cash flow
    information-cash paid for interest       $ 4,735,783        $ 5,172,820        $ 4,659,596
                                             ==================================================

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


The final payment on the Partnership's real estate mortgage notes due on August 1, 1997 (see Note 7), the accumulated Partners' deficits and the uncertainty of the Partnership's ability to refinance the first mortgage debt on maturity, raise substantial doubt about the Partnership's ability to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Partnership be unable to continue as a going concern. The General Partner is presently in discussion with potential buyers of all three hotels. The General Partner believes that the hotels can be sold or refinanced prior to the maturity of the existing first mortgage debt. To sell all three hotels within a twelve-month period, the General Partner must seek the approval from the holders of a majority of the Units of Limited Partnership Interest (see
Note 12).


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

Sale or refinancing proceeds, net of any appreciation interest due the lender (see Note 7), will be distributed 99 percent to the Unitholders and 1 percent to the General Partner until the Unitholders have received (from all prior distributions of cash, regardless of source) a 10 percent non-compounded, cumulative return on their weighted average net invested capital and a return of their net invested capital balances. Any remaining sale or refinancing proceeds will be distributed 70 percent to the Unitholders and 30 percent to the General Partner.

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

(12)  SUBSEQUENT EVENTS

On April 22, 1997 the Partnership entered into a purchase and sale agreement to sell all its hotels to FelCor Suites Limited Partnership, an affiliate of FelCor Suite Hotels, Inc. for $64,800,000. FelCor Suite Hotels, Inc., located in Irving, Texas, is one of the largest publicly-traded hotel REITs.

The sale, which is expected to occur before the end of July, will result in the liquidation of PSH Master L.P. I and a distribution to unit holders of all net proceeds. The sales transaction, distribution of all net proceeds and liquidation of the Partnership is contingent upon approval by the unit holders of a majority of the outstanding units of the Partnership. Additionally the consummation of the sale is contingent upon the written approval by the land lessor of the property at Lake Buena Vista, Florida. FelCor's board of directors has already approved the transaction.

INDEPENDENT AUDITORS' REPORT

To the Partners of PSH Master L.P. I:

         We have audited the accompanying balance sheets of PSH Master L.P. I (the "Partnership") as of December 31, 1996, and 1995, and the related statements of operations, partners' deficit, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


         In our report dated February 14, 1997, we did not express an opinion on the financial statements of the Partnership for the three years in the period ended December 31, 1996 because the Partners' capital deficiency and uncertainty regarding the Partnership's ability to make the final payment on the mortgage loan on August 1, 1997 or refinance the debt raised substantial doubt about its ability to continue as a going concern. As discussed in Note 12, on April 22, 1997 the Partnership entered into a purchase and sale agreement to sell all its hotels. Accordingly, our present opinion on such financial statements, as expressed herein, is different from our prior report on such financial statements.

         In our opinion, such financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

         The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 12 to the financial statements, on April 22, 1997, the Partnership entered into a purchase and sale agreement to sell all of its hotels to FelCor Suites Limited Partnership; the sales transaction, distribution of all net proceeds and liquidation of the Partnership is contingent upon approval by the unit holders of a majority of the outstanding units of the Partnership. Additionally, the consummation of the sale is contingent upon the written approval by the land lessor of one of the properties. These matters raise substantial doubt about the Partnership's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/
DELOITTE & TOUCHE LLP

Columbus, Ohio
February 14, 1997

[except for Note 12
as to which the date is May 30, 1997]

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

Mr. Pickett has been the Chairman of the Board of Directors of PH Management Company since its formation in 1984 . Mr. Pickett serves as the Managing Director of the real estate investment group of Banc One Capital Corporation and also serves on the Board of Directors of Wendy's International, Inc., The Fishel Company, Metatec Corporation, and Karrington Health, Inc.


Mr. Denz has served as Secretary and Director of PH Management Company since 1992. Mr. Denz is a Vice-President of the real estate investment group of Banc One Capital Corporation.


ITEM 11.        EXECUTIVE COMPENSATION.

The Registrant has no executive officers or other employees. The General Partner receives no compensation for its services.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.


James V. Pickett, Chairman and President of PH Management Company, the general partner of the Partnership's general partner - PC Development Limited Partnership, purchased 200,000 units in November, 1995 and an additional 200,000 units in June, 1996 which, in total, represents approximately 12.9% of the outstanding units, bringing the total units owned by Mr. Pickett, both directly and indirectly to 425,000 units, or approximately 13.7% of the outstanding units. Mr. Pickett's mailing address is c/o The Pickett Companies, 150 E. Gay Street, 19th Floor, Columbus, Ohio 43215


McDonald & Company Securities, Inc., 800 Superior Avenue, Cleveland, Ohio 44114, is the beneficial owner of 565,575 Limited Partnership Units which represents 18.18% of the total outstanding units.

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
       10(u)   Leasehold Mortgage and Security Agreement (Orlando/
               Disney) dated as of May 24, 1993, from PSH Master L.P. I

Document                                                                        Location
--------                                                                        --------

               to Guest Quarters Hotels Partnership.                            ******
       10(v)   Deed of Trust dated as of May 24, 1993, from PSH Master
               L.P. I to Guest Quarters Hotels Partnership.                     ******
       10(w)   Third Amendment to Management Agreement dated as
               of May 24, 1993, between PSH Master L.P. I and Guest
               Quarters Hotels Partnership.                                     ******
       16.1    Letter regarding Change in Certifying Accountant                 ***
          27   Financial Data Schedule                                          Page 34


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

PSH MASTER L.P. I
-----------------
  (Registrant)


By:      PC Development Limited Partnership, General Partner

         By:      PH Management Company, General Partner

                  /s/
         By:      James V. Pickett                                    6/19/97
                  ----------------------------------------------     -----------
                  James V. Pickett, Chairman and President             Date

                  /s/
         By:      Stephen C. Denz                                      6/19/97
                  ----------------------------------------------     -----------
                  Stephen C. Denz, Secretary and Controller             Date
                  (Principal Financial Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

                  /s/
                  James V. Pickett                                     6/19/97
                  ----------------------------------------------     -----------
                  James V. Pickett, Chairman of the Board of            Date
                  Directors and President of PH Management Company

                  /s/
                  Stephen C. Denz                                      6/19/97
                  ----------------------------------------------     -----------
                  Stephen C. Denz, Secretary and                        Date
                  Director of PH Management Company


No proxy statement, form of proxy or other proxy soliciting material has been sent to Unitholders prior to the filing of this annual report on Form 10-K.