Form 10-Q
period 1997-06-30
PSH MASTER L P I
filed 1997-08-14
CIK 813897

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of
1934

For Quarter Ended:   June 30, 1997        Commission File Number:  0-16840
                    ----------------                               -------


               PSH MASTER L.P.I
(Exact Name of Registrant as Specified in its Charter)


          Delaware                                      31-1204568
(State of Organization)                     (IRS Employer Identification Number)


             P.O. Box 18035, Columbus, OH  43218
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

The number of outstanding Units of Limited Partner Interest in the Registrant, as represented by Depository Receipts at August 14, 1997 was 3,110,000.

                                PSH MASTER L.P.I

                               REPORT ON FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 1997


                                      Index

                                                                            Page
                                                                          Number

  Part I.  Financial Information

         Item 1:   Financial Statements:

                           Balance Sheets                                     3

                           Statements of Operations                           5

                           Statements of Cash Flows                           7

                           Notes to Financial Statements                      8

         Item 2:   Management's Discussion and Analysis of
                              Financial Condition and Results of Operation   11


  Part II. Other Information

                     Items 1 through 4.                                      16

                     Item 5 - Other Information                              16

                     Item 6 - Exhibits and Reports on Form 8-K               18


                   Signatures                                                19

                                PSH MASTER L.P.I
                                 BALANCE SHEETS
                                   (UNAUDITED)


Assets                                               June 30, 1997      December 31, 1996
------                                               -------------      -----------------
Current assets:
 Cash and cash equivalents                            $  4,099,956        $  1,586,070
 Accounts receivable, trade                                889,900           1,095,968
 Inventories                                               118,554             119,462
 Prepaid expenses and other                                479,893             401,083
 Cash held in escrow                                       660,271             268,907
                                                      ------------        ------------
  Total current assets                                   6,248,574           3,471,490
                                                      ------------        ------------

Property and equipment:
 Land                                                    3,780,000           3,780,000
 Leasehold interest in land                              7,440,000           7,440,000
 Hotels                                                 36,512,414          36,401,424
 Furniture, fixtures and equipment                      12,241,509          12,139,268
                                                      ------------        ------------
  Total                                                 59,973,923          59,760,692
 Less accumulated depreciation and amortization
                                                       (25,446,129)        (24,367,593)
                                                      ------------        ------------
   Total property and equipment, net                    34,527,794          35,393,099
                                                      ------------        ------------

Other assets:
 Replacement reserve fund                                      108              49,111
 China, glass, linen and silver, net                       781,590             781,590
 Deferred financing fees, organization costs
   and other, net                                           51,566             129,404
                                                      ------------        ------------
    Total other assets                                     833,264             960,105
                                                      ------------        ------------
Total assets                                          $ 41,609,632        $ 39,824,694
                                                      ============        ============


The accompanying notes are an integral part of these financial statements.

                                PSH MASTER L.P.I
                                 BALANCE SHEETS
                                   (UNAUDITED)


Liabilities and Partners' Deficit                    June 30, 1997     December 31, 1996
---------------------------------                    -------------     -----------------
Current liabilities:
 Current portion of mortgage notes payable            $ 45,340,207        $ 45,502,185
 Accounts payable                                          916,408           1,542,608
 Due to affiliates                                          53,773              43,212
 Accrued expenses:
  Payroll and related taxes                                519,121             524,870
  Real estate and other taxes                              557,161             115,370
  Interest                                                   4,271               4,271
  Other                                                    259,810             172,103
                                                      ------------        ------------
   Total current liabilities                            47,650,751          47,904,619
                                                      ------------        ------------

Note payable                                               500,000             500,000
                                                      ------------        ------------

Partners' Deficit:
 General Partner                                          (242,679)           (263,067)
 Limited Partners (3,110,000 units outstanding)         (6,298,440)         (8,316,858)
                                                      ------------        ------------
   Total partners' deficit                              (6,541,119)         (8,579,925)
                                                      ------------        ------------
Total liabilities and partners' deficit               $ 41,609,632        $ 39,824,694
                                                      ============        ============


The accompanying notes are an integral part of these financial statements.

                                PSH MASTER L.P.I
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                               Six               Six
                                            Months Ended      Months Ended
                                           June 30, 1997     June 30, 1996
                                           -------------     -------------
Revenues:
  Suites                                    $11,830,933       $10,192,428
  Other                                       2,975,562         2,838,735
                                            -----------       -----------
   Total revenues                            14,806,495        13,031,163
                                            -----------       -----------

Operating costs and expenses:
 Direct operating:
  Suites                                      2,250,250         2,074,082
  Other                                       1,955,523         1,962,666
 Other operating:
  Sales, general and administrative           2,832,260         2,641,793
  Energy and maintenance                      1,084,879         1,003,838
  Rents, taxes and other                      1,044,356         1,040,944
  Partnership administrative                    126,937           102,021
  Depreciation and amortization               1,156,374         1,104,126
                                            -----------       -----------
   Total operating costs and expenses        10,450,579         9,929,470
                                            -----------       -----------
Income from operations                        4,355,916         3,101,693
Interest income                                  41,029            36,624
Interest expense                              2,358,139         2,373,856
                                            ===========       ===========
Net income                                  $ 2,038,806       $   764,461
                                            ===========       ===========

Net income per unit of
 limited partnership interest               $      0.65       $      0.24

                                            ===========       ===========


The accompanying notes are an integral part of these financial statements.

                                PSH MASTER L.P.I
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                           Quarter ended    Quarter ended
                                           June 30, 1997    June 30, 1996
                                           -------------    -------------
Revenues:
  Suites                                    $5,881,292       $5,065,283
  Other                                      1,453,430        1,390,059
                                            ----------       ----------
   Total revenues                            7,334,722        6,455,342
                                            ----------       ----------

Operating costs and expenses:
 Direct operating:
  Suites                                     1,141,862        1,068,315
  Other                                        973,412          996,481
 Other operating:
  Sales, general and administrative          1,410,858        1,311,534
  Energy and maintenance                       552,289          510,799
  Rents, taxes and other                       516,912          512,115
  Partnership administrative                    58,060           46,169
  Depreciation and amortization                578,058          552,063
                                            ----------       ----------
   Total operating costs and expenses        5,231,451        4,997,476
                                            ----------       ----------
Income from operations                       2,103,271        1,457,866
Interest income                                 27,753           12,811
Interest expense                             1,178,036        1,185,994
                                            ----------       ----------
Net income                                  $  952,988       $  284,683
                                            ==========       ==========

Net income per unit of
 limited partnership interest               $     0.30       $     0.09
                                            ==========       ==========


The accompanying notes are an integral part of these financial statements.

                                PSH MASTER L.P.I
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                             Six                 Six
                                                          Months Ended        Months Ended
                                                         June 30, 1997       June 30, 1996
                                                         -------------       -------------
Cash provided (used) by operations:
 Net income                                               $ 2,038,806        $   764,461

 Changes not requiring cash:
  Depreciation and amortization                             1,156,374          1,104,126
 Working capital changes:
  (Increase) decrease in accounts receivable, trade           206,068           (120,386)
  Increase in inventories,
    prepaid expenses and other                                (77,902)           (56,466)
  Decrease in accounts payable and
    accrued expenses                                         (102,451)           (92,227)
  Increase in accrued interest payable                              0             12,813
  Increase in due to affiliates                                10,561              8,517
                                                          -----------        -----------
   Cash provided by operations                              3,231,456          1,620,838
                                                          -----------        -----------

Investment and other transactions:
 (Increase) decrease in replacement reserve fund               49,003           (201,755)
 Increase in cash escrow for real estate taxes               (391,364)          (361,658)
 Additions to property and equipment, net                    (213,231)          (325,620)
 Payments of mortgages                                       (161,978)          (146,261)
                                                          -----------        -----------
  Cash used by investment and other transactions             (717,570)        (1,035,294)
                                                          -----------        -----------
Increase in cash and cash equivalents
                                                          $ 2,513,886        $   585,544
                                                          ===========        ===========

Supplemental disclosure of cash flow information--
  cash paid for interest                                  $ 2,358,140        $ 2,361,043
                                                          ===========        ===========


The accompanying notes are an integral part of these financial statements.

NOTES TO THE FINANCIAL STATEMENTS

(1)  BASIS OF PRESENTATION

The accompanying financial statements of PSH Master L.P.I (the Partnership) have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Partnership has incurred net losses since its inception and at June 30, 1997, the Partnership had a partners' deficit of $6,541,119. Pleases see Note 8 regarding the sale of the hotels on July 31, 1997.

(2)  ORGANIZATION AND BUSINESS

The Partnership is a Delaware limited partnership which owns three all-suite hotels located in Tampa, Florida; WALT DISNEY WORLD(R) Village in Lake Buena Vista, Florida; and in the Research Triangle area near Raleigh/Durham, North Carolina.

(3)  SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:

In the opinion of Management, the accompanying financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of the Partnership at June 30, 1997 and December 31, 1996 and the results of its operations for the year-to-date and quarterly periods ended June 30, 1997 and 1996. The Partnership has considered Statement of Financial Accounting Standard Number 109 "Accounting for Income Taxes" and, given the cumulative operating losses, has concluded that this standard has no impact on the Partnership's financial statements.

(4)  RELATED PARTIES

The General Partner, an affiliate, is generally empowered by the Partnership Agreement to conduct, direct and exercise full control over all activities of the Partnership.

Total fees charged by Doubletree to the Partnership for management, advertising, reservation and accounting services were $637,710 and $560,088 during the second quarter of 1997 and 1996, respectively. Nuho Company, a successor to PH Management Company (a previous management company) pursuant to the bankruptcy plan, received residual management fees of $172,996 and $151,698 during the second quarter of 1997 and 1996, respectively. Year-to-date, Doubletree earned $1,284,644 for its services compared to $1,126,728 in the first two quarters of 1996. Of these amounts, Nuho Company received residual fees of $349,965 compared to $304,893 received in the first two quarters of 1996.

(5)  REAL ESTATE MORTGAGE NOTES

The nonrecourse notes are secured by the first mortgages on the hotels, including the ground lease at the Disney hotel. The Partnership makes monthly payments of principal and interest based upon a 30-year amortization schedule. A final payment, including interest, is due on August 1, 1997. The lender will receive appreciation interest equal to 25% of the net proceeds, as defined, at sale of the hotels. These notes were paid in full in connection with the sale of the hotels (see Note 8).


(6)  NOTE PAYABLE

On October 26, 1994, the Partnership borrowed $500,000 from Doubletree for capital improvements. This nonrecourse note is secured by second mortgages on the hotels and is due at the termination of the management agreement with Doubletree. Interest is computed at 10.25% and payment is equal to the lesser of the monthly computed interest due or monthly available cash flow from the Partnership. This note was paid in full in connection with the sale of the hotels (see Note 8).

(7)  PARTNERSHIP DISTRIBUTIONS AND ALLOCATIONS

Pursuant to the terms of the renegotiated debt, the Partnership is precluded from making cash distributions to the partners until such time as the interest capitalized by the lender has been repaid. Such repayment is not expected to occur prior to the sale of the hotels (see Note 8).

For financial statement reporting purposes, net income is allocated 99 percent to the Unitholders and 1 percent to the General Partner. The net income allocated to the Unitholders for the quarters ended June 30, 1997 and 1996 were $943,458, or $.30 per unit, and $281,836, or $.09 per unit, respectively. The net income allocated to the Unitholders for the first six months of 1997 was $2,018,418, or $.65 per unit, compared to $756,816, or $.24 per unit, for the same period of the previous year.

(8)  SUBSEQUENT EVENTS

On July 31, 1997 PSH Master L.P.I completed the sale of all three of its hotels to FelCor Suites Limited Partnership, an affiliate of FelCor Suite Hotels, Inc., for a gross sales price of $64,800,000. All buildings, improvements and inventories were included in the sale. The sale will result in a liquidation of PSH Master L.P. I and a distribution to unit holders of all net proceeds. The anticipated payout will be in a range of $5.15 to $5.35 per partnership unit.

The Partnership will make a cash distribution to the partners after receipt of the final payment on the bankruptcy claim against the General Partner, collection of accounts receivable and payment of accounts payable. The distribution of proceeds is expected to occur by the end of 1997. Limited partners will receive instructions from the Partnership's transfer agent, Harris Trust & Savings Bank, as to the procedures for redeeming their Depositary Receipts for Units of Limited Partner Interest for cash.

PART I.  FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

LIQUIDITY AND CAPITAL RESOURCES

As disclosed in the subsequent events footnote to the financial statements, PSH Master L.P.I completed the sale of all three of its hotels to FelCor Suites Limited Partnership, an affiliate of FelCor Suite Hotels, Inc. The sale took place on July 31, 1997 and the gross selling price, which included all buildings, improvements and inventories, was $64,800,000. The sale will result in a liquidation of PSH Master L.P. I and a distribution to unit holders of all net proceeds. The anticipated payout will be in a range of $5.15 to $5.35 per partnership unit. The distribution of proceeds is expected to occur by the end of 1997.

During the first half of 1997, the Partnership made monthly payments of principal and interest on its first mortgage debt based upon a 30-year amortization schedule at the contract rate of 10.25%, in accordance with the restructured loans. Cash from operations, after funding replacement reserves, exceeded the required debt service by $2,510,797, significantly improving the Partnership's cash position (which increased by $2,513,886 from December 31, 1996 to June 30, 1997) and current ratio position (excluding the required balloon payment on the existing first mortgage debt).

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

In addition to its hotel operations, the Partnership will receive a payment in 1997 on its unsecured claim against the General Partner, which in 1991 filed for protection against its creditors under Chapter 11 of the U.S. Bankruptcy Code. An unsecured claim in the amount of $5,038,658 was filed in the bankruptcy case on behalf of the Partnership due to the General Partner's default under the Performance and Break-even Guaranty (the Guaranty Agreement). Total payments received to date by the Partnership against its unsecured claim total $757,870. The Partnership expects to receive total payments of approximately $1,675,000, including amounts previously received. This amount includes operating profits and sale proceeds from a hotel owned by the General Partner. Due to the remaining variables in the Plan, however, there are no assurances as to the actual amount to be received. The Plan also provides that PC Development Limited Partnership will continue as the General Partner of the Partnership.

The Partnership is required by its Management Agreement to maintain Replacement Reserve Fund balances of specified amounts to facilitate operating the Hotels as "first-class" suite accommodations. Separate Replacement Reserve Funds have been established for replacements, substitutions and additions to furniture and equipment and these were funded at the rate of 4% of total revenues during the first half of 1997.

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

The Partnership's mortgage obligations mature on August 1, 1997, requiring a balloon payment of approximately $45,340,200. In addition, the lender will receive 25% of the net proceeds, as defined, upon sale of the hotels, as appreciation interest. These notes were paid in full in connection with the sale of the hotels (see Note 8 to the financial statements).


RESULTS OF OPERATIONS

The Tampa and Disney hotels opened in April 1986 and March 1987, respectively, and the Durham hotel opened in December 1987. The following table summarizes combined operating information for the hotels:

                                                                          Six Months        Six Months
                                Quarter Ended       Quarter Ended            Ended             Ended
                                June 30, 1997       June 30, 1996        June 30, 1997     June 30, 1996
                                ------------------------------------------------------------------------
Available suites                       57,785             57,785            114,935            115,570

Occupancy percentage                   84.35%             82.76%             82.50%             80.97%

Average daily rate                    $120.66            $105.91            $124.77            $108.92

Direct operating costs as a
percent of total revenues:
      Suites                            19.4%              21.1%              19.0%              20.4%
      Other                             67.0%              71.7%              65.7%              69.1%
            Total                       28.8%              32.0%              28.4%              31.0%

SIX MONTHS ENDED JUNE 30, 1997

Total revenues increased $1,775,332 or 13.6% during the first six months of 1997. Driven primarily by increases in both volume and average daily rate, suites revenue increased $1,638,505 or 16.1%. Occupancy increased due to strong volume increases at the Raleigh/Durham hotel. Occupancy at the Disney hotel also increased, while volumes at Tampa declined slightly. Average daily rates increased at each of the hotels, with the largest gains being recorded by the Disney hotel. Food, beverage and other revenues increased $136,827 or 4.8% over the prior year. Based upon both higher volumes and price increases, food and beverage revenue increased $111,252 or 5.2%. Other revenue increases include higher movie rentals and no shows income.

Direct operating costs increased $169,025 or 4.2%, in the first six months, compared to the same period of 1996. Costs in the suites department increased $176,168 or 8.5%. Of this amount, $116,418 resulted from increased payroll to meet volume and service needs. Room commissions paid to travel agents and reservation expenses, both costs that are tied to revenues, increased $75,061 and $16,885, respectively. Cost increases in the suites department were partially offset by decreases in laundry expense of $24,479, and cable TV costs of $5,133.

Other direct operating expenses decreased $7,143 or 0.4%. A decrease of $15,295 was achieved in the telephone department, food operating costs decreased by $8,999, and the gift shop was eliminated resulting in a decrease of $38,109. Additionally, swimming pool expenses of $13,204 have been reclassified to room linen and property maintenance expenses. Offsetting these decreases were increases of $49,935 for food and beverage labor and $18,506 in movie rental expenses associated with higher volumes.

Sales, general and administrative expenses, up $190,467, or 7.2% reflect higher payroll expenses of $90,472 associated with staffing additions in the sales and administrative departments of each hotel and higher professional fees of $14,580. Increases also occurred in revenue-driven expenses, including management fees and credit-card commissions, which increased $84,151 and $29,270, respectively. Offsetting these higher expenses in the six-month period were reductions in seminar/training and travel expenses of $23,174, print and stationery expenses of $9,417, and recruiting and relocation costs of $7,623.

Energy and maintenance costs increased $81,041 or 8.1% in the first six months. This increase reflects higher labor expense and repairs costs of $29,818 and $12,151, respectively. Energy costs increased $39,067 or 7.7% due to higher usage at the Florida hotels.

Rents, taxes and other expenses increased $3,412 or 0.3% in the first half of 1997. Disney's land lease expense increased $47,475 due to revenue increases. Disney bus transportation decreased $31,994 due to lower costs associated with a new provider. Taxes also declined by $6,020 due to a reassessment of value at the Florida hotels.

Partnership administrative expenses consist primarily of quarterly and annual report costs, tax processing and transfer agent charges, and legal and audit fees.

QUARTER ENDED JUNE 30, 1997

Total revenues increased $879,380 or 13.6% in the current quarter. Suite revenues increased 16.1% from the second quarter of 1997, based upon a 13.9% increase in average daily rate and a 1.9% increase in occupancy. Average daily rate increased significantly at each hotel while the volume gain at Raleigh/Durham was partially offset by lower occupancy at the Florida hotels. Food, beverage and other revenues increased $63,371 or 4.6% from last year. Based upon higher volumes and price increases, food and beverage revenues increased $26,057 or 2.5%. Other revenue increases include higher movie rental, vending and no shows income.

Direct operating costs increased $50,478, or 2.4%, in the current quarter, compared to the same period of 1996. Costs in the suites department increased $73,547 or 6.9%. Of this amount, $42,494 reflects higher payroll levels, $26,751 reflects room commissions paid to travel agents and $9,354 represents higher reservations expense associated with increased revenues.

Other direct operating expenses decreased $23,069 or 2.3%. Of this amount, $20,977 reflects savings due to the elimination of the gift shop, $17,320 is due to lower cost of food and beverage purchases, and $7,780 reflects swimming pool expenses which have been expensed in the rooms and maintenance departments. Offsetting these decreases is an increase in movie rental expenses of $11,301 associated with higher volumes. Increases in food and beverage labor and contracted services comprise the balance of the increase in the current quarter.

Sales, general and administrative expenses, up $99,324, or 7.6%. This increase reflects higher payroll expenses of $41,440 associated with staffing additions at each hotel, and increases in revenue-driven management fees expense, which increased $41,693. Increases totaling $32,795 were incurred in central accounting services, credit card commissions, personnel relocation and professional fees. Offsetting these higher expense levels in the current quarter were reductions in seminars and training costs of $10,579 and a reduction in travel expenses of $5,543. Cost control measures also helped reduce general expense levels in the current quarter.

Energy and maintenance costs increased $41,490, or 8.1% during the quarter. Energy costs increased $18,568 or 7.2% due to higher usage at the Disney hotel. Increased maintenance staffing at the Florida hotels was partially offset by lower landscaping and repair-related expenses.

Rents, taxes and other expenses increased $4,797 or 0.9%. Of this amount, $26,034 resulted from higher land rent, driven by revenue and volume increases. Offsetting the increase in land rent was a reduction in bus transportation costs of $17,759 at the Disney hotel and a decrease in taxes of $3,695, primarily at the Florida hotels.

PART II.   OTHER INFORMATION

ITEMS 1 THROUGH 4

Information required in Items 1 through 4 is not applicable to the Registrant for the quarter ended June 30, 1997.


ITEM 5 - OTHER INFORMATION

On July 31, 1997, PSH Master L.P.I completed the sale of all three of its hotels to FelCor Suites Limited Partnership, an affiliate of FelCor Suite Hotels, Inc., one of the largest publicly-traded hotel REITs. The gross sales price, determined through arms-length negotiations, was $64,800,000. The sale included the hotels located in Tampa, Florida, Lake Buena Vista, Florida and Durham, North Carolina; improvements and replacement reserve funds; and all food and beverage, linen, china, silver, and guest supplies inventories. The hotels will continue to be managed by DoubleTree Hotels Corporation.

The sale will result in a liquidation of PSH Master L.P.I and a distribution to unit holders of all net proceeds. The anticipated payout will be in a range of $5.15 to $5.35 per partnership unit. The Partnership will make a cash distribution to the partners after receipt of the final payment on the bankruptcy claim against the General Partner, collection of accounts receivable and payment of accounts payable. The distribution of proceeds is expected to occur by the end of 1997. Limited partners will receive instructions from the Partnership's transfer agent, Harris Trust & Savings Bank, as to the procedures for redeeming their Depositary Receipts for Units of Limited Partner Interest for cash.

The following unaudited pro forma balance sheet as of June 30, 1997, and the pro forma statements of income for the six month period then ended give effect to the sale of the three hotels. The adjustments related to the pro forma balance sheet assume the transaction was consummated at June 30, 1997. The adjustments related to the pro forma statements of operation assume the transaction was consummated at January 1, 1997. The unaudited pro forma financial statements should be read in conjunction with the related notes.

                                PSH MASTER L.P.I
                        PRO FORMA CONDENSED BALANCE SHEET
                                  JUNE 30, 1997
                                   (UNAUDITED)



                                                              HISTORICAL           PRO FORMA            PRO FORMA
                                                             JUNE 30, 1997        ADJUSTMENTS         JUNE 30, 1997
                                                             -------------       -------------        -------------
Cash and cash equivalents                                    $  4,099,956        $ (4,099,956)       $             0
Other current assets                                            2,148,618          (2,148,618)                     0
                                                             ------------        ------------        ---------------
     Total current assets                                       6,248,574          (6,248,574)                     0
                                                             ------------        ------------        ---------------

Land and leasehold interest in land                            11,220,000         (11,220,000)                     0
Hotels                                                         36,512,414         (36,512,414)                     0
Furniture, fixtures and equipment                              12,241,509         (12,241,509)                     0
                                                             ------------        ------------        ---------------
     Sub-total                                                 59,973,923         (59,973,923)                     0
Depreciation and amortization                                 (25,446,129)         25,446,129                      0
                                                             ------------        ------------        ---------------
     Net property and equipment                                34,527,794         (34,527,794)                     0
                                                             ------------        ------------        ---------------

Other assets                                                      833,264            (833,264)                     0
                                                             ------------        ------------        ---------------
                                          Total Assets         41,609,632         (41,609,632)                     0
                                                             ============        ============        ===============


Accounts payable                                                  970,181            (970,181)                     0
Accrued expenses                                                1,340,363          (1,340,363)                     0
Current portion of mortgages                                   45,340,207         (45,340,207)                     0
                                                             ------------        ------------        ---------------
     Total current liabilities                                 47,650,751         (47,650,751)                     0

Note payable                                                      500,000            (500,000)                     0
                                                             ------------        ------------        ---------------
                                     Total Liabilities         48,150,751         (48,150,751)                     0

Partners' Deficit                                              (6,541,119)          6,541,119                      0
                                                             ------------        ------------        ---------------
                          Total Liabilities and Equity       $ 41,609,632        $(41,609,632)       $             0
                                                             ============        ============        ===============


The accompanying notes are an integral part of these financial statements.

                                PSH MASTER L.P.I
                  PRO FORMA CONDENSED STATEMENTS OF OPERATIONS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1997
                                   (UNAUDITED)



                                            HISTORICAL          PRO FORMA             PRO FORMA
                                           JUNE 30, 1997       ADJUSTMENTS         JUNE 30, 1997
                                           -------------      -------------        -------------
Revenues:
  Suites                                    $11,830,933       $(11,830,933)        $         0
  Other                                       2,975,562         (2,975,562)                  0
                                            -----------       ------------         -----------
   Total revenues                            14,806,495        (14,806,495)                  0
                                            -----------       ------------         -----------

Operating costs and expenses:
 Direct operating:
  Suites                                      2,250,250         (2,250,250)                  0
  Other                                       1,955,523         (1,955,523)                  0
 Other operating:
  Sales, general and administrative           2,832,260         (2,832,260)                  0
  Energy and maintenance                      1,084,879         (1,084,879)                  0
  Rents, taxes and other                      1,044,356         (1,044,356)                  0
  Partnership administrative                    126,937           (126,937)                  0
  Depreciation and amortization               1,156,374         (1,156,374)                  0
                                            -----------       ------------         -----------
   Total operating costs and expenses        10,450,579        (10,450,579)                  0
                                            -----------       ------------         -----------
Income from operations                        4,355,916         (4,355,916)                  0
Interest income                                  41,029            (41,029)                  0
Interest expense                              2,358,139         (2,358,139)                  0
                                            -----------       ------------         -----------
Net income                                  $ 2,038,806       $ (2,038,806)        $         0
                                            ===========       ============         ===========

Net income per unit of
 limited partnership interest               $      0.65       $      (0.65)        $      0.00
                                            ===========       ============         ===========



The accompanying notes are an integral part of these financial statements.

NOTES TO PRO FORMA FINANCIAL STATEMENTS

(1)  PRO FORMA ADJUSTMENTS

The pro forma information is based on the historical financial statements of PSH Master L.P.I. The sale of the three hotels represents a sale of all of the fixed assets and the entire business of the Partnership and will result in a distribution of all cash to the partners. Accordingly, the pro forma adjustments required totally eliminate all assets and liabilities of the Partnership, and, there would have been no income or expenses to report in the first six months of 1997 had the sale taken place at the beginning of the fiscal year. These pro forma statements are not necessarily indicative of the results that actually would have occurred if the sale had be in effect as of and for the periods presented.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the quarter ended June 30, 1997. The information required to be filed on Form 8-K, pertaining to the disposition of all three of the Partnership's hotels on July 31, 1997, has been included in this quarter's Form 10-Q and therefore no separate filing will be made on Form 8-K.

Exhibit 27 - Financial Data Schedule is located on page 20.

SIGNATURES


Pursuant to the requirements of the Security Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


PSH MASTER L.P.I
(Registrant)

By:      PC Development Limited Partnership,
         General Partner

         By:  PH Management Company,
              General Partner


              By: /s/ James V. Pickett                  8/14/97
                  ---------------------------------     -------
                  James V. Pickett, Chairman..           Date


              By: /s/ Stephen C. Denz                   8/14/97
                  ---------------------------------     -------
                  Stephen C. Denz, Controller.           Date
                  (Principal Financial Officer)


Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


              /s/ James V. Pickett                                 8/14/97
              ------------------------------------------------     -------
              James V. Pickett, Chairman of the Board of             Date
              Directors and President of PH Management Company

              /s/ Stephen C. Denz                                  8/14/97
              ------------------------------------------------     -------
              Stephen C. Denz, Secretary and Director of             Date
              PH Management Company