Form 10-Q
period 1997-09-30
PSH MASTER L P I
filed 1997-11-13
CIK 813897

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of
1934

For Quarter Ended:    September 30, 1997    Commission File Number:  0-16840
                   ------------------------                          -------


         PSH MASTER L.P.I
--------------------------------------------------------------------------------
(Exact Name of Registrant as Specified in its Charter)


         Delaware                                       31-1204568
--------------------------------------------------------------------------------
(State of Organization)                     (IRS Employer Identification Number)


         P.O. Box 18035, Columbus, OH  43218
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

The number of outstanding Units of Limited Partner Interest in the Registrant, as represented by Depository Receipts at November 14, 1997 was 3,110,000.

                               PSH MASTER L.P.I

                              REPORT ON FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997

                                     Index
                                     -----

                                                                                                                         Page
                                                                                                                       Number
                                                                                                                       ------
  Part I.  Financial Information

         Item 1:   Financial Statements:

                             Balance Sheets                                                                                 3

                             Statements of Operations                                                                       5

                             Statements of Cash Flows                                                                       7

                             Notes to Financial Statements                                                                  8

         Item 2:   Management's Discussion and Analysis of

                               Financial Condition and Results of Operation                                                10


  Part II. Other Information

                        Items 1 through 5.                                                                                 11

                        Item 6 - Exhibits and Reports on Form 8-K                                                          11


                   Signatures                                                                                              12

                                PSH MASTER L.P.I
                                 BALANCE SHEETS
                                  (UNAUDITED)

Assets                                                                       September 30, 1997           December 31, 1996
------                                                                --------------------------  --------------------------
Current assets:
 Cash and cash equivalents                                             $             15,802,965    $              1,586,070
 Accounts receivable, trade                                                             557,667                   1,095,968
 Inventories                                                                                  0                     119,462
 Prepaid expenses and other                                                             233,825                     401,083
 Cash held in escrow                                                                          0                     268,907
                                                                      --------------------------  --------------------------
  Total current assets                                                               16,594,457                   3,471,490
                                                                      --------------------------  --------------------------

Property and equipment:
 Land                                                                                         0                   3,780,000
 Leasehold interest in land                                                                   0                   7,440,000
 Hotels                                                                                       0                  36,401,424
 Furniture, fixtures and equipment                                                            0                  12,139,268
                                                                      --------------------------  --------------------------
  Total                                                                                       0                  59,760,692
 Less accumulated depreciation and amortization
                                                                                             (0)                (24,367,593)
                                                                      --------------------------  --------------------------
   Total property and equipment, net                                                          0                  35,393,099
                                                                      --------------------------  --------------------------

Other assets:
 Replacement reserve fund                                                                     0                      49,111
 China, glass, linen and silver, net                                                          0                     781,590
 Deferred financing fees, organization costs
   and other, net                                                                             0                     129,404
                                                                      --------------------------  --------------------------
    Total other assets                                                                        0                     960,105
                                                                      --------------------------  --------------------------
Total assets                                                           $             16,594,457      $           39,824,694
                                                                      ==========================  ==========================


The accompanying notes are an integral part of these financial statements.

                                PSH MASTER L.P.I
                                 BALANCE SHEETS
                                  (UNAUDITED)

Liabilities and Partners' Equity                                           September 30, 1997             December 31, 1996
--------------------------------                                    --------------------------   ---------------------------

Current liabilities:
 Current portion of mortgage notes payable                           $                      0     $              45,502,185
 Accounts payable                                                                     267,845                     1,542,608
 Due to affiliates                                                                          0                        43,212
 Accrued expenses:
  Payroll and related taxes                                                                 0                       524,870
  Real estate and other taxes                                                               0                       115,370
  Interest                                                                                  0                         4,271
  Other                                                                                     0                       172,103
                                                                    --------------------------   ---------------------------
   Total current liabilities                                                          267,845                    47,904,619
                                                                    --------------------------   ---------------------------

Note payable                                                                               0                        500,000
                                                                    --------------------------   ---------------------------

Partners' Equity:
 General Partner                                                                      (14,002)                     (263,067)
 Limited Partners (3,110,000 units outstanding)                                    16,340,614                    (8,316,858)
                                                                    --------------------------   ---------------------------
   Total partners' equity                                                          16,326,612                    (8,579,925)
                                                                    --------------------------   ---------------------------
Total liabilities and partners' equity                               $             16,594,457     $              39,824,694
                                                                    ==========================   ===========================


The accompanying notes are an integral part of these financial statements.

                                PSH MASTER L.P.I
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                                Nine                         Nine
                                                                            Months Ended                 Months Ended
                                                                         September 30, 1997           September 30, 1996
                                                                        ----------------------       ----------------------
Revenues:

  Suites                                                                  $        13,269,143          $        14,618,084
  Other                                                                             3,333,152                    4,036,084
                                                                        ----------------------       ----------------------
   Total revenues                                                                  16,602,295                   18,654,168
                                                                        ----------------------       ----------------------

Operating costs and expenses:
 Direct operating:
  Suites                                                                            2,626,432                    3,086,477
  Other                                                                             2,303,006                    2,869,193
 Other operating:
  Sales, general and administrative                                                 3,272,080                    3,848,063
  Energy and maintenance                                                            1,244,308                    1,562,585
  Rents, taxes and other                                                            1,068,554                    1,511,118
  Partnership administrative                                                          179,341                      112,868
  Depreciation and amortization                                                     1,173,160                    1,654,123
                                                                        ----------------------       ----------------------
   Total operating costs and expenses                                              11,866,881                   14,644,427
                                                                        ----------------------       ----------------------
Income from operations                                                              4,735,414                    4,009,741
Gain on sale of hotels                                                             27,244,773                            0
Interest income                                                                       196,806                       50,657
Interest expense                                                                    7,270,455                    3,557,937
                                                                        ----------------------       ----------------------
Net income                                                               $         24,906,538          $           502,461
                                                                        ======================       ======================

Net income per unit of
 limited partnership interest                                            $               7.93          $              0.16
                                                                        ======================       ======================


The accompanying notes are an integral part of these financial statements.

                                PSH MASTER L.P.I
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                            Quarter ended                Quarter ended
                                                                         September 30, 1997           September 30, 1996
                                                                        ----------------------       ----------------------
Revenues:
  Suites                                                                 $          1,438,210         $          4,425,656
  Other                                                                               357,590                    1,197,349
                                                                        ----------------------       ----------------------
   Total revenues                                                                   1,795,800                    5,623,005
                                                                        ----------------------       ----------------------

Operating costs and expenses:
 Direct operating:
  Suites                                                                              376,182                    1,012,395
  Other                                                                               347,483                      906,527
 Other operating:
  Sales, general and administrative                                                   439,820                    1,206,270
  Energy and maintenance                                                              159,429                      558,747
  Rents, taxes and other                                                               24,198                      470,174
  Partnership administrative                                                           52,404                       10,847
  Depreciation and amortization                                                        16,786                      549,997
                                                                        ----------------------       ----------------------
   Total operating costs and expenses                                               1,416,302                    4,714,957
                                                                        ----------------------       ----------------------
Income from operations                                                                379,498                      908,048
Gain on sale of hotels                                                             27,244,773                            0
Interest income                                                                       155,777                       14,033
Interest expense                                                                    4,912,316                    1,184,081
                                                                        ----------------------       ----------------------
Net income                                                               $         22,867,732        $            (262,000)
                                                                        ======================       ======================

Net income/(loss) per unit of
 Limited partnership interest                                            $               7.28        $               (0.08)
                                                                        ======================       ======================


The accompanying notes are an integral part of these financial statements.

                                PSH MASTER L.P.I
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                 Nine                          Nine
                                                                             Months Ended                  Months Ended
                                                                          September 30, 1997            September 30, 1996
                                                                         ---------------------       --------------------------
Cash provided (used) by operations:
 Net income                                                                $       24,906,538         $                502,461

 Changes not requiring cash:
  Depreciation and amortization                                                     1,173,160                        1,654,123
 Working capital changes:
  (Increase) decrease in accounts receivable, trade                                   538,301                          (76,430)
  (Increase) decrease in inventories,
    prepaid expenses and other                                                        286,720                          (13,154)
  Decrease in accounts payable and
    accrued expenses                                                               (2,087,106)                        (205,529)
  Increase (decrease) in accrued interest payable                                      (4,271)                           4,271
  Increase (decrease) in due to affiliates                                            (43,212)                           2,959
                                                                         ---------------------       --------------------------
   Cash provided by operations                                                     24,770,130                        1,868,701
                                                                         ---------------------       --------------------------

Financing and capital transactions:
    Guaranty payments from
           General Partner                                                                  0                           47,535
                                                                         ---------------------       --------------------------
Cash provided by financing and capital transactions

                                                                                            0                           47,535
                                                                         ---------------------       --------------------------

Investment and other transactions:
 (Increase) decrease in replacement reserve fund                                       49,111                          (53,254)
 Decrease in operating stocks                                                         781,590                                0
  (Increase) decrease in cash escrow for real estate taxes                            268,907                         (382,544)
  Additions to property and equipment, net                                           (230,100)                        (749,753)
  Sale of property and equipment, net                                              34,579,442                                0
  Payments of mortgages and note payable                                          (46,002,185)                        (222,241)
                                                                         ---------------------       --------------------------
  Cash used by investment and other transactions

                                                                                  (10,553,235)                      (1,407,792)
                                                                         ---------------------       --------------------------
Increase in cash and cash equivalents                                      $       14,216,895         $                508,444
                                                                         =====================       ==========================
Supplemental disclosure of cash flow information--
  Cash paid for interest                                                   $        7,270,455         $              3,553,666
                                                                         =====================       ==========================

The accompanying notes are an integral part of these financial statements.

NOTES TO THE FINANCIAL STATEMENTS

(1)  SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:

In the opinion of Management, the accompanying financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of the Partnership at September 30, 1997 and December 31, 1996 and the results of its operations for the year-to-date and quarterly periods ended September 30, 1997 and 1996.

(2)  RELATED PARTIES

The General Partner, an affiliate, is generally empowered by the Partnership Agreement to conduct, direct and exercise full control over all activities of the Partnership. The Partnership will receive a final payment in 1997, in the estimated amount of $1,035,000, on its unsecured claim against the General Partner, which in 1991 filed for protection against its creditors under Chapter 11 of the U.S. Bankruptcy Code. This final payment will increase total payments received by the Partnership to approximately $1,793,000.

Total fees charged by Doubletree to the Partnership for management, advertising, reservation and accounting services were $191,677 and $498,257 during the third quarter of 1997 and 1996, respectively. Nuho Company, a successor to PH Management Company (a previous management company) pursuant to the bankruptcy plan, received residual management fees of $43,176 and $131,852 during the third quarter of 1997 and 1996, respectively. Year-to-date, Doubletree earned $1,476,321 for its services compared to $1,624,985 in the first three quarters of 1996. Of these amounts, Nuho Company received residual fees of $393,141 compared to $436,745 received in the first three quarters of 1996. In addition, Nuho Company was paid $7,150,000 by FelCor Suites Limited Partnership in connection with the sale of the Partnership's hotels to terminate its rights to its share of future management fees.

(3)  REAL ESTATE MORTGAGE NOTES

The first mortgage notes, in the amount of $45,340,207, were paid in full in connection with the sale of the hotels (see Note 6). Pursuant to the amended loan agreement, additional interest of $4,585,023 was paid to the lender. This amount was equal to 25% of the difference between the sale proceeds from the hotel, net of closing costs, and the outstanding principal balance of the first mortgage notes and the Doubletree loan.

(4)  NOTE PAYABLE

On October 26, 1994, the Partnership borrowed $500,000 from Doubletree for capital improvements. This note was paid in full in connection with the sale of the hotels (see Note 6).

(5)  PARTNERSHIP ALLOCATIONS

For financial statement reporting purposes, net income is allocated 99 percent to the Unitholders and 1 percent to the General Partner. The net income (loss) allocated to the Unitholders for the quarters ended September 30, 1997 and 1996 were $22,639,055 or $7.28 per unit, and $(259,380), or $(.08) per unit, respectively. The net income allocated to the Unitholders for the first nine months of 1997 was $24,657,473, or $7.93 per unit, compared to $497,463, or $.16 per unit, for the same period of the previous year.

(6)  SALE OF THE HOTELS

On July 28, 1997 PSH Master L.P.I completed the sale of all three of its hotels to FelCor Suites Limited Partnership, an affiliate of FelCor Suite Hotels, Inc., for a gross sales price of $64,800,000. All buildings, improvements and inventories were included in the sale. The sale, which was approved by a vote of the Limited Partners, will result in a distribution to unit holders of all net proceeds and a liquidation of PSH Master L.P.I. The anticipated payout will approximate $5.50 per partnership unit.

The Partnership will make a cash distribution to the partners after receipt of the final payment on the bankruptcy claim against the General Partner, collection of accounts receivable and payment of accounts payable. Limited partners will receive written instructions from the Partnership's transfer agent, Harris Trust & Savings Bank, as to the procedures for redeeming their Depositary Receipts for Units of Limited Partner Interest for cash. This payout may be reduced by costs incurred in connection with the lawsuit described in
Note 7.

(7)  SUBSEQUENT EVENTS

On October 17, 1997, Mr. James Pickett and Mr. Stephen Denz (Chairman and Secretary, respectively, of PH Management company, the general partner of PC Development Limited Partnership, the general partner of the Partnership) and two affiliated companies, PH Management Company and Nuho Company, notified the Partnership that they have been named as defendants in a complaint filed in Superior Court of the Commonwealth of Massachusetts. Equity Resource Pilgrim Fund, the plaintiff, is the owner of 131,225 units of limited partnership interest of the Partnership, which it acquired during May through September of 1997, in part through a written offer to purchase which it delivered to other Limited Partners of the Partnership in March, 1997. The complaint alleges that the defendants breached their fiduciary duties by negotiating a "super premium" buyout of Nuho Company's interest in the management fees paid to Doubletree and obtained an inadequate purchase price for the Partnership's hotels.

Contrary to the allegations in the complaint, the General Partner, on behalf of the Partnership, and the Partnership's lender each obtained an independent appraisal in connection with the sale of the hotels. Further, the purchase and sale agreement negotiated with FelCor provided the Partnership with the right to terminate the sale of the hotels if the purchase price was less than 97% of the appraised value of the hotels, as agreed to by the Partnership and the lender. In fact, the purchase price was in excess of 99% of the average value of the two appraisals. Finally, the purchase price of Nuho Company's interest in future management fees was based upon reasonable and customary valuation methods.

Accordingly, the defendants maintain that the complaint is based upon inaccurate assumptions and incomplete factual information and is without merit. The defendants intend to vigorously defend themselves against the complaint and will avail themselves to the indemnification and hold-harmless provisions of the Partnership Agreement of the Partnership. Accordingly, the final distribution of cash to the Limited Partners, the liquidation of the Partnership and delivery of the final tax information to the Limited Partners (Form K-1) have been delayed indefinitely until such time as the costs of defending the complaint have been determined.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Due to the sale of the hotels on July 28, 1997, an analysis of liquidity and capital resources and the results of operations for the quarter and nine months ended September 30, 1997 is not presented herein.

PART II.      OTHER INFORMATION

ITEMS 1 THROUGH 5

Information required in Items 1 through 5 is not applicable to the Registrant for the quarter ended September 30, 1997.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the quarter ended September 30, 1997. The information required to be filed on Form 8-K, pertaining to the disposition of all three of the Partnership's hotels on July 28, 1997, has been included in this quarter's Form 10-Q and therefore no separate filing will be made on Form 8-K.

Exhibit 27 - Financial Data Schedule is located on page 13.

SIGNATURES

Pursuant to the requirements of the Security Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PSH MASTER L.P.I
------------------
(Registrant)

By:      PC Development Limited Partnership,
         General Partner

         By:      PH Management Company,
                  General Partner

                        /s/
                  By:  James V. Pickett                         11/14/97
                       ----------------------------------    --------------
                       James V. Pickett, Chairman                 Date


                       /s/
                  By:  Stephen C. Denz                          11/14/97
                       ----------------------------------    --------------
                       Stephen C. Denz, Controller.               Date
                       (Principal Financial Officer)