Form 10-K
period 1997-12-31
PSH MASTER L P I
filed 1998-04-14
CIK 813897

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15 (d) of The Securities Exchange Act of 1934 (Fee required of $250.)

For the fiscal year ended:  December 31, 1997  Commission File Number:  0-16840
                          --------------------                        ----------

PSH MASTER L.P. I
-------------------------------------------------------------------------------
(Exact Name of Registrant as Specified in its Charter)

      Delaware                                       31-1204568
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Registrant's outstanding Units of Limited Partner Interest held by non-affiliates on March, 31, 1998, based upon the average bid and ask prices as reported by the National Association of Securities Dealers OTC Bulletin Board on that date, was $544,250.

                       DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

ITEM 1.         BUSINESS.

BUSINESS OF THE REGISTRANT

PSH Master L.P. I (the Partnership) is a Delaware limited partnership formed in 1987 for the purpose of acquiring from PC Development Limited Partnership (the General Partner) three all-suite hotels located in Tampa, Florida, WALT DISNEY WORLD(R) Village in Lake Buena Vista, Florida and in the Research Triangle area near Raleigh/Durham, North Carolina. The Partnership's business was the operation of its all-suite hotels, which were sold in July 1997 (See Note 3 to Item 8, Financial Statements and Supplementary Data).

ITEM 2.         PROPERTIES.

Registrant held no property at December 31, 1997.

ITEM 3.         LEGAL PROCEEDINGS.

On October 17, 1997, Mr. James Pickett and Mr. Stephen Denz (Chairman and Secretary, respectively, of PH Management Company, the general partner of PC Development Limited Partnership, the general partner of the Partnership) and two affiliated companies, PH Management Company and Nuho Company, notified the Partnership that they have been named as defendants in a complaint filed in Superior court of the Commonwealth of Massachusetts. Equity Resource Pilgrim Fund, the plaintiff, is the owner of 131,225 units of limited partnership interest of the Partnership, which it acquired during May through September of 1997, in part through a written offer to purchase which it delivered to other Limited Partners of the Partnership in March 1997. The complaint alleges that the defendants breached their fiduciary duties by negotiating a "super premium" buyout of Nuho Company's interest in the management fees paid to Doubletree and obtained an inadequate purchase for the Partnership's hotels.

Contrary to the allegations in the complaints, the General Partner, on behalf of the Partnership, and the Partnership's lender each obtained an independent appraisal in connection with the sale of the hotels. Further, the purchase and sale agreement negotiated with FelCor provided the Partnership with the right to terminate the sale of the hotels if the purchase price was less than 97% of the appraised value of the hotels, as agreed to by the Partnership and the lender. In fact, the purchase price was in excess of 99% of the average value of the two appraisals. Finally, the purchase price of Nuho Company's interest in future management fees was based upon reasonable and customary valuation methods.

The defendants maintain that the complaint is based upon inaccurate assumptions and incomplete factual information and is without merit. The defendants intend to vigorously defend themselves against the complaint and will avail themselves to the indemnification and hold-harmless provisions of the Partnership Agreement of the Partnership. Accordingly, the final distribution of cash to the Limited Partners, the liquidation of the partnership and delivery of the final tax information to the Limited Partners (Form 1099-Div) has been delayed indefinitely until such time as the costs of defending the complaint have been determined.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF UNITHOLDERS.

The Registrant submitted no matters to a vote of Unitholders during the quarter ended December 31, 1997.

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

       The following table summarizes the high and low bid information for the Registrant's Units information as reported on the OTC Bulletin Board.

          1996                              HIGH BID    LOW BID
          ----                              --------    -------
          1st Quarter ended March 31            7/8        3/8
          2nd Quarter ended June 30           1 1/8        5/8
          3rd Quarter ended September 30      1 3/8        7/8
          4th Quarter ended December 31       1 1/2      1 0/0

          1997
          ----
          1st Quarter ended March 31          1 3/4      1 1/4
          2nd Quarter ended June 30           4 3/4      4 1/4
          3rd Quarter ended September 30      5 3/8      4 3/4
          4th Quarter ended December 31       4 9/16     4 1/2

       The above bid quotations do not necessarily represent actual transactions as they may reflect inter-dealer prices, without retail mark-up, mark-down or commission.

       The high bid at March 31, 1998 was $0.25 per unit and the low bid was $0.10 per unit.

(B)    HOLDERS
       On December 31, 1997, there were 771 holders of record of the Registrant's Units.

(C)    DISTRIBUTIONS

       The General Partner had previously guaranteed that the Partnership would make annual cash distributions to Unitholders through 1990 in the amount of $1.10 per unit. The General Partner did not make the cash payments to the Partnership to fund the cash distributions for the third and fourth quarters of 1990. No cash distributions were made in 1997. January 31, 1998, the Partnership distributed $5.00 per unit. (See Notes 10 and 12 to
       Item 8, Financial Statements and Supplementary Data).

ITEM 6.         SELECTED FINANCIAL DATA

                                                                  1997                    1996                     1995
                                                                  ----                    ----                     ----
OPERATIONS:
Operating revenues                                             $16,683,775             $24,684,803              $21,887,229
Total revenues                                                 $17,076,961             $24,751,149              $21,905,694
Net income(loss)                                               $25,065,569             $   434,196                $(770,442)
Net income(loss) to Limited Partners                           $24,814,913             $   429,854                $(762,738)
Cash distributions to
  Limited Partners                                             $       -0-             $       -0-              $       -0-

FINANCIAL POSITION:
Property and equipment, net                                    $       449             $35,393,099              $36,177,566
Total assets                                                   $16,905,340             $39,824,694              $39,675,237
Current maturities of long-term
  Obligations                                                  $         0             $45,502,185              $   273,979
Long-term obligations (excluding
  current maturities)                                          $         0             $   500,000              $46,028,387
Total partners' equity (deficit)                               $16,485,644             $(8,579,925)             $(9,014,121)
Limited partners' equity (deficit)                             $16,498,055             $(8,316,858)             $(8,746,712)

PER UNIT:
Cash distributions to
  Limited Partners                                             $      0.00             $      0.00              $      0.00
Net income(loss) to Limited Partners                           $      7.98             $      0.14              $     (0.25)
Limited Partners' equity (deficit)                             $      5.30             $     (2.67)             $     (2.81)
Total units outstanding                                          3,110,000               3,110,000                3,110,000

ITEM 6.         SELECTED FINANCIAL DATA (CONTINUED)

                                                                   1994                         1993
                                                                   ----                         ----
OPERATIONS:                                                                                  (UNAUDITED)   *
Operating revenues                                               $20,782,668                  $19,799,331  *
Total revenues                                                   $20,805,044                  $19,828,011  *
Net loss                                                         $(1,073,093)                 $(2,233,357) *
Net loss to Limited Partners                                     $(1,062,362)                 $(2,211,023) *
Cash distributions to
  Limited Partners                                               $       -0-                  $       -0-  *
                                                                                                           *
FINANCIAL POSITION:                                               (UNAUDITED *                (UNAUDITED)  *
Property and equipment, net                                      $36,959,885 *                $37,720,719  *
Total assets                                                     $40,802,523 *                $41,491,644  *
Current maturities of long-term                                                                            *
  Obligations                                                    $   268,759 *                $   223,391
Long-term obligations (excluding
  current maturities)                                            $46,403,119 *                $46,171,876  *
Total partners' deficit                                          $(8,243,679 *                $(7,170,586) *
Limited partners' deficit                                        $(7,983,974 *                $(6,921,612) *

PER UNIT:

Cash distributions to
  Limited Partners                                               $      0.00                  $      0.00
Net loss to Limited Partners                                     $     (0.34)*                $     (0.71) *
Limited Partners' deficit                                        $     (2.57)*                $     (2.23) *
Total units outstanding                                            3,110,000                    3,110,000


* The Operations data for 1993 and the Financial Position data for 1993 and 1994 is unaudited due to a disclaimer of opinion by the auditor of the financial statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

LIQUIDITY AND CAPITAL RESOURCES

A cash distribution of $5.00 per unit of Limited Partnership Interest was paid on January 31, 1998 to owners of record on January 22, 1998. The total payment of $15,707,071 represents a partial liquidating distribution resulting from the sale of the Partnership's three hotels in July 1997. The General Partner returned to the Partnership $125,000, representing the distribution on its 25,000 Units of Limited Partnership Interest in accordance with the bankruptcy plan. The Partnership is retaining approximately $1.1 million as a reserve for legal and accounting expense associated with the liquidation of the Partnership and to satisfy possible indemnification claims by affiliates of the General Partner for legal costs resulting from the lawsuit discussed in Item 3. Any remaining cash in the

Partnership after the resolution of this lawsuit and payment of all liquidation expenses will be paid to the partners in a final liquidating distribution.

Due to the uncertainty of the lawsuit, no estimate of a final distribution can be made at this time.

RESULTS OF OPERATIONS

Due to the sale of the hotels on July 28, 1997, the results of operations for the quarter and twelve months ended December 31, 1997 is not presented herein.

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                PSH MASTER L.P. I

                                      INDEX

                                                                    Page
                                                                   Number
                                                                   ------

           Balance Sheets                                             8

           Statements of Operations                                  10

           Statements of Partners' Equity (Deficit)                  11

           Statements of Cash Flows                                  12

           Notes to the Financial Statements                         13

           Independent Auditors' Report                              19

                                PSH MASTER L.P.I
                                 BALANCE SHEETS

Assets                                                        December 31, 1997    December 31, 1996
------                                                        -----------------    -----------------
Current assets:
 Cash and cash equivalents                                        $16,833,186           $1,586,070
 Accounts receivable, trade                                            71,705            1,095,968
 Inventories                                                                               119,462
 Prepaid expenses and other                                                                401,083
 Cash held in escrow                                                                       268,907
                                                                  -----------          -----------
  Total current assets                                             16,904,891            3,471,490
                                                                  -----------          -----------
Property and equipment:
 Land                                                                                    3,780,000
 Leasehold interest in land                                                              7,440,000
 Hotels                                                                                 36,401,424
 Furniture, fixtures and equipment                                      7,695           12,139,268
                                                                  -----------          -----------
  Total                                                                 7,695           59,760,692

Less accumulated depreciation and amortization                         (7,246)         (24,367,593)
                                                                  -----------          -----------
   Total property and equipment, net                                      449           35,393,099
                                                                  -----------          -----------
Other assets:
 Replacement reserve fund                                                                   49,111
 China, glass, linen and silver                                                            781,590
 Deferred financing fees, organization costs
   and other, net                                                                          129,404
                                                                  -----------          -----------
    Total other assets                                                                     960,105
                                                                  -----------          -----------
Total assets                                                      $16,905,340          $39,824,694
                                                                  ===========          ===========

The accompanying notes are an integral part of these financial statements.

                                PSH MASTER L.P.I
                                 BALANCE SHEETS

Liabilities and Partners' Equity (Deficit)                    December 31, 1997            December 31, 1996
------------------------------------------                    -----------------            -----------------
Current liabilities:
Mortgage notes payable                                         $          0                   $ 45,502,185
Accounts payable                                                     22,557                      1,542,608
Due to affiliates                                                                                   43,212
Accrued expenses:
Payroll and related taxes                                                                          524,870
Real estate and other taxes                                         397,139                        115,370
Interest                                                                                             4,271
Other                                                                                              172,103
                                                                -----------                    -----------
   Total current liabilities                                        419,696                     47,904,619
                                                                -----------                    -----------
Note payable                                                                                       500,000
                                                                -----------                    -----------
Partners' Equity (Deficit)
 General Partner - 1% interest                                      (12,411)                      (263,067)
 Limited Partners - 99% interest
   (3,110,000 units authorized and outstanding)                  16,498,055                     (8,316,858)
                                                                -----------                    -----------
   Total partners' equity (deficit)                              16,485,644                     (8,579,925)
                                                                -----------                    -----------
Total liabilities and partners' equity (deficit)                $16,905,340                    $39,824,694
                                                                ===========                    ===========

The accompanying notes are an integral part of these financial statements.

                                PSH MASTER L.P.I
                            STATEMENTS OF OPERATIONS

                                                 Year ended             Year ended            Year ended
                                             December 31, 1997      December 31, 1996      December 31, 1995
                                             -----------------      -----------------      -----------------
Revenues:
  Suites                                         $13,267,745            $19,271,365            $ 16,917,194
  Other                                            3,416,030              5,413,438               4,970,035
  Gain on the sale of hotels                      22,908,631
                                                 -----------            -----------            ------------
   Total revenues                                 39,592,406             24,684,803              21,887,229
                                                 -----------            -----------            ------------

Operating costs and expenses:
 Direct operating:
  Suites                                           2,094,169              4,105,760               3,686,203
  Other                                            2,313,740              3,842,769               3,534,968
 Other operating:

  Sales, general and administrative                3,605,267              5,131,917               4,743,202
  Energy and maintenance                           1,270,890              2,140,891               1,995,534
  Rents, taxes and other                           1,415,981              1,971,428               1,809,115
  Partnership administrative                         161,868                164,885                 160,520
  Depreciation and amortization                    1,303,957              2,219,247               1,977,413
                                                 -----------            -----------            ------------
   Total operating costs and expenses             12,165,872             19,576,897              17,906,955
                                                 -----------            -----------            ------------
Income from operations                             4,517,903              5,107,906               3,980,274
Interest income                                      393,186                 66,346                  18,465
Interest expense                                   2,754,151              4,740,056               4,769,181
                                                 -----------            -----------            ------------
Net income(loss)                                 $25,065,569            $   434,196            $   (770,442)
                                                 ===========            ===========            ============
Net income(loss) per unit of
 limited partnership interest                    $      7.98            $      0.14            $      (0.25)
                                                 ===========            ===========            ============




The accompanying notes are an integral part of these financial statements.

                                PSH MASTER L.P.I
                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

                                          General             Limited
                                          Partner             Partners               Total
                                          -------             --------               -----
Deficit balance, December 31, 1994       $(259,705)        $ (7,983,974)        $ (8,243,679)
  Net loss                                  (7,704)            (762,738)            (770,442)
                                         ---------         ------------         ------------
Deficit balance, December 31, 1995        (267,409)          (8,746,712)          (9,014,121)
  Net income                                 4,342              429,854              434,196
                                         ---------         ------------         ------------
Deficit balance, December 31, 1996        (263,067)          (8,316,858)          (8,579,925)
  Net income                               250,656           24,814,913           25,065,569
                                         ---------         ------------         ------------
Equity balance, December 31, 1997        $ (12,411)        $ 16,498,055         $ 16,485,644
                                         =========         ============         ============









The accompanying notes are an integral part of these financial statements.

                                PSH MASTER L.P.I
                            STATEMENTS OF CASH FLOWS

                                                 Year ended         Year ended         Year ended
                                              December 31, 1997  December 31, 1996  December 31, 1995
                                              -----------------  -----------------  -----------------
Cash provided (used) by operations:
 Net income(loss)                               $ 25,065,569       $   434,196       $  (770,442)
 Changes not requiring cash:
  Depreciation and amortization                    1,303,957         2,219,247         1,977,413
  Gain on the sale of hotels                     (22,908,631)
 Working capital changes:
  (Increase)  decrease in accounts
     receivable, trade                             1,024,263          (109,939)           76,856
  (Increase)  decrease in inventories,
    prepaid expenses and other                       520,545           (81,922)         (146,544)
  Increase  (decrease) in accounts payable
    and accrued expenses                          (1,935,255)            5,401           417,034
  Increase  (decrease) in accrued
     interest payable                                 (4,271)            4,271          (403,639)
  Increase  (decrease) in due to
     affiliates                                      (43,212)            5,770              (727)
                                                ------------       -----------       -----------
   Cash provided by operations                     3,022,965         2,477,024         1,149,951
                                                ------------       -----------       -----------
Financing and capital transactions:
  Guaranty payments from General
    Partner                                          880,262            47,535            41,589
  Payment of notes payable                          (500,000)
  Payments of mortgages                          (45,502,185)         (300,181)         (369,512)
                                                ------------       -----------       -----------
   Cash used by financing
     and capital transactions                    (45,121,923)         (252,646)         (327,923)
                                                ------------       -----------       -----------
Investment and other transactions:
  (Increase) decrease in
    replacement reserve fund                          49,111            (2,587)          657,766
  (Increase) decrease in cash escrow
    for real estate taxes                            268,907            77,182          (158,950)
  Net proceeds from sale of hotels                57,258,156
  Additions to property and
    equipment                                       (230,100)       (1,292,156)       (1,046,723)
                                                ------------       -----------       -----------
Cash provided (used) by investment and
    other transactions                            57,346,074        (1,217,561)         (547,907)
                                                ------------       -----------       -----------
Increase (decrease) in cash and
    cash equivalents                            $ 15,247,116       $ 1,006,817       $   274,121
                                                ============       ===========       ===========
Supplemental disclosure of cash flow
    information-cash paid for interest          $  2,758,422       $ 4,735,783       $ 5,172,820
                                                ============       ===========       ===========

The accompanying notes are an integral part of these financial statements.

NOTES TO THE FINANCIAL STATEMENTS
For The Years Ended December 31, 1997, 1996, and 1995

(1)  BASIS OF PRESENTATION

The Partnership is a Delaware limited partnership formed on April 3, 1987. The Partnership will continue in existence until the close of Partnership business on December 31, 2037, or until its earlier termination in accordance with the provisions of the Amended and Restated Agreement of Limited Partnership (the Partnership Agreement). The General Partner expects to liquidate the Partnership upon resolution of the litigation. (See Note 12).

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

An unsecured claim in the amount of $5,038,658 was filed in the bankruptcy case on behalf of the Partnership due to the General Partner's default under the Performance and Break-even Guaranty (the Guaranty Agreement). Total payments received by the Partnership against its unsecured claim total $1,638,132. The Partnership expects to receive no further payments from the General Partner. The Plan also provides that PC Development Limited Partnership will continue as the General Partner of the Partnership.

(3)   SALE OF THE HOTELS

On July 28, 1997 PSH Master L.P.I completed the sale of all three of its hotels to FelCor Suites Limited Partnership, an affiliate of FelCor Suites Hotels, Inc., for a gross sales price of $64,800,000. All building, improvements and inventories were included in the sale. The sale, which was approved by a vote of the Limited Partners, resulted in a net gain of $22,908,631.

(4)  SIGNIFICANT ACCOUNTING POLICIES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Partnership's significant accounting policies were as follows:

Inventories:
------------

Inventories, consisting principally of food and beverages, were valued at the lower of cost (first-in, first-out) or market.

Property and equipment:
-----------------------

Any cash payments made by the General Partner pursuant to its Guaranty Agreement (see Notes 2 and 10) were recorded as a reduction in the cost of the hotels. Depreciation and amortization were provided using the straight-line method over the estimated useful lives or lease terms, as follows:

Leasehold interest in land--initial lease life of 45 years; hotels--45 years; furniture, fixtures and equipment--3, 5, and 10 years.

China, glass, linen and silver:
-------------------------------

The base stock method of accounting was used whereby the cost of maintaining and replenishing the base stock of china, glass, linen and silver is expensed as incurred.

Deferred financing fees and organization costs:
-----------------------------------------------

Deferred financing fees are amortized over the life of the related loans and credit agreements using the straight-line method. Organization costs were amortized over five years using the straight-line method. Such fees and costs are net of accumulated amortization of $0, and $1,570,798 at December 31, 1997 and December 31, 1996, respectively.

Self-Insurance Program:
-----------------------

The Partnership used a retrospective self-insurance plan for workers' compensation. A provision was made in the financial statements, based on information available, which represented the expected future payments based on the estimated ultimate cost for incidents incurred prior to the balance sheet dates. Encompassed in this provision were refundable workers' compensation deposits which resulted from deposit payments made in excess of the estimated ultimate cost expected to be incurred.

Cash and cash equivalents:
--------------------------

The Partnership considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash is primarily held in one bank.

Net income per unit of limited partnership interest
---------------------------------------------------

Net income per unit of limited partnership interest is computed by dividing net income (loss) which is allocated to the Limited Partners, by the weighted average number of units outstanding (3,110,000).

(5)  REPLACEMENT RESERVE FUND

As required under previous debt agreements the Partnership funded replacement reserves based upon revenue percentages of 2% for the Tampa and Raleigh/Durham hotels and 3% for the Disney hotel during 1995, and 1994. Beginning in 1996 replacement reserves were calculated at 4% of revenues at all three hotels. During the years ended December 31, 1997, 1996, and 1995, $0, $990,026, and $526,745 respectively, were reserved to fund capital improvements.

(6)  LEASES

The land for the Disney hotel was leased by the Partnership under an operating lease, the initial term of which expires March 11, 2032, with a renewal option for an additional period of 25 years. The Partnership paid annual rent based upon specified percentages of suite, food and beverage, and other hotel revenues, subject to a $100,000 minimum annual rent. Rent is computed and paid quarterly. Rent expense under this lease was $498,754 in 1997, $726,177 in 1996, and $596,269 in 1995.

(7) REAL ESTATE MORTGAGE NOTES

The nonrecourse notes in the original aggregate amount of $43,300,000 were secured by the first mortgages on the hotels, including the ground lease at the Disney hotel. During 1993 unpaid interest accruing in the aggregate amount of $4,876,267 was added to the principal balance of the mortgage computed at the contract rate of 10.25%. Additionally, the Partnership borrowed $219,000 during 1993 to pay for closing costs incurred with the modifications. Beginning in February, 1994 interest was payable at an annual rate of 10.25% of $41,300,000 (original loan balance). During 1995, 1996 and 1997, the Partnership made monthly payments of principal and interest based upon a 30-year amortization schedule. The lender was repaid in full upon the sale of the hotels, including $4,585,023 as appreciation interest which was netted against the gain on the sale of the hotels.

Due to the Partnership's financial condition at December 31, 1996 and excessive cost, assessment of fair market value was determined to be impracticable.

(8) NOTE PAYABLE

On October 26, 1994, the Partnership borrowed $500,000 from DoubleTree for capital improvements. This nonrecourse note was secured by second mortgages on the hotels and is due at the termination of the management agreement with DoubleTree. Interest was computed at 10.25% payable monthly in arrears. The debt was paid July 28, 1997 upon the sale of the hotels. Interest expense for 1997 was $29,470.

Due to the Partnership's financial condition at December 31, 1996 and excessive cost, assessment of fair market value was determined to be impracticable.

(9)  RELATED PARTIES

The General Partner, an affiliate, is generally empowered by the Partnership Agreement to conduct, direct and exercise full control over all activities of the Partnership.

Total fees charged by DoubleTree to the Partnership for management, advertising, reservation and accounting services were $1,476,321 $2,151,820, and $1,793,723, during 1997, 1996, and 1995, . The Partnership is retaining approximately $1.1 million as a reserve for legal and accounting expense associated with the liquidation of the Partnership and to satisfy possible indemnification claims by affiliates of the General Partner for legal costs resulting from the lawsuit discussed in Item 3. Any remaining cash in the Partnership after the resolution of this lawsuit and payment of all liquidation expenses will be paid to the partners in a final liquidating distribution. respectively. Nuho Company, a successor to PH Management Company (a previous management company) pursuant to the bankruptcy plan, received residual management fees of $393,141 $579,078,and $515,669, during 1997, 1996, and 1995, respectively. These fees were used by Nuho Company to fund required payments to the creditors in the bankruptcy, including the Partnership.

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

Cash payments made by the General Partner pursuant to its Guaranty Agreement have been recorded as a reduction of the purchase price of the hotels. Accordingly, net property and equipment has been reduced by $10,469,829, reflecting $12,477,870 in payments by the General Partner net of accumulated depreciation of $2,008,041, through July 31, 1997. The equity accounts of the Limited Partners and the General Partner reflect a 99 percent and 1 percent allocation, respectively, of cumulative income and losses through December 31, 1997.

(11)  INCOME TAXES

Partnership taxable income or loss is allocated to the Partners according to the Partnership Agreement for inclusion in the determination of their taxable income. Accordingly, the accompanying financial statements include no provision for income taxes. The Partnership has considered statement of Financial Accounting Standard Number 109 "Accounting for Income Taxes" and has concluded that this standard has no impact on the Partnership's current financial statements.

The net income for 1997, as reported on the Partnership's federal tax return was $18,039,079. The net income (loss) for 1996 and 1995, as reported on the Partnership's federal tax return was $535,339 and ($701,970),respectively and differs from the net losses as reported in the accompanying financial statements primarily due to the difference between tax and book depreciation charges. This difference is due principally to cash payments made by the General Partner pursuant to its Guaranty Agreement (See Note 2) being recorded as a capital contribution for tax purposes versus a reduction in net property and equipment for financial reporting purposes and different depreciation lives for tax and book purposes. The net income/(losses) for tax purposes allocable to the Unitholders during 1997, 1996, and 1995, were $17,858,689 or $5.74 per unit, $331,167 or $.11 per unit, and ($653,778) or ($.21) per unit,, respectively.

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

(12)  PENDING LITIGATION

On October 17, 1997, Mr. James Pickett and Mr. Stephen Denz (Chairman and Secretary, respectively, of PH Management Company, the general partner of PC Development Limited Partnership, the general partner of the Partnership) and two affiliated companies, PH Management Company and Nuho Company, notified the Partnership that they have been named as defendants in a complaint filed in Superior court of the Commonwealth of Massachusetts. Equity Resource Pilgrim Fund, the plaintiff, is the owner of 131,225 units of limited partnership interest of the Partnership, which it acquired during May through September of 1997, in part through a written offer to purchase which it delivered to other Limited Partners of the Partnership in March 1997. The complaint alleges that the defendants breached their fiduciary duties by negotiating a "super premium" buyout of Nuho Company's interest in the management fees paid to Doubletree and obtained an inadequate purchase for the Partnership's hotels.

Contrary to the allegations in the complaints, the General Partner, on behalf of the Partnership, and the Partnership's lender each obtained an independent appraisal in connection with the sale of the hotels. Further, the purchase and sale agreement negotiated with FelCor provided the Partnership with the right to terminate the sale of the hotels if the purchase price was less than 97% of the appraised value of the hotels, as agreed to by the Partnership and the lender. In fact, the purchase price was in excess of 99% of the average value of the two appraisals. Finally, the purchase price of Nuho Company's interest in future management fees was based upon reasonable and customary valuation methods.

The defendants maintain that the complaint is based upon inaccurate assumptions and incomplete factual information and is without merit. The defendants intend to vigorously defend themselves against the complaint and will avail themselves to the indemnification and hold-harmless provisions of the Partnership Agreement of the Partnership. Accordingly, the final distribution of cash to the Limited Partners, the liquidation of the partnership and delivery of the final tax information to the Limited Partners (Form 1099-Div) has been delayed indefinitely until such time as the costs of defending the complaint have been determined.

No costs have been accrued for this at December 31, 1997. Due to the uncertainty of the lawsuit, no estimate of legal costs can be made at this time.

(13)  SUBSEQUENT EVENTS

A cash distribution of $5.00 per Unit of Limited Partnership Interest was paid on January 31, 1998 to owners of record on January 22, 1998. The total payment of $15,707,071 represents a partial liquidating distribution resulting from the sale of the Partnership's three hotels in July 1997. The General Partner returned to the Partnership $125,000, representing the distribution on its 25,000 Units of Limited Partnership Interest in accordance with the bankruptcy plan. The Partnership is retaining approximately $1.1 million as a reserve for legal and accounting expense associated with the liquidation of the Partnership and to satisfy possible indemnification claims by affiliates of the General Partner for legal costs resulting from the lawsuit discussed in Note 12. Any remaining cash in the Partnership after the resolution of this lawsuit and payment of all liquidation expenses will be paid to the partners in a final liquidating distribution.

INDEPENDENT AUDITORS' REPORT

To the Partners of PSH Master L.P. I:

         We have audited the accompanying balance sheets of PSH Master L.P. I (the "Partnership") as of December 31, 1997, and 1996, and the related statements of operations, partners' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, such financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

         As discussed in Notes 3 and 12 to the financial statements, on July 28, 1997, all of the Partnership's hotels were sold to FelCor Suites Limited Partnership and the Partnership will be liquidated upon resolution of the pending litigation.


/s/
DELOITTE & TOUCHE LLP

Columbus, Ohio
March 25, 1998

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

                                                 Present Position with
Name                          Age                PH Management Company
----                          ---                ---------------------
James V. Pickett              56                 President/Director

Stephen C. Denz               40                 Secretary/Director

Mr. Pickett has been the Chairman of the Board of Directors of PH Management Company since its formation in 1984 . Mr. Pickett serves as the Managing Director of the real estate investment group of Banc One Capital Corporation and also serves on the Board of Directors of Wendy's International, Inc., Metatec Corporation, and Karrington Health, Inc.

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
             to Guest Quarters Hotels Partnership.                            ******
       10(v) Deed of Trust dated as of May 24, 1993, from PSH Master
             L.P. I to Guest Quarters Hotels Partnership.                     ******
       10(w) Third Amendment to Management Agreement dated as
             of May 24, 1993, between PSH Master L.P. I and Guest
             Quarters Hotels Partnership.                                     ******
       16.1  Letter regarding Change in Certifying Accountant                 ***
         27  Financial Data Schedule                                          Page 26


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

PSH MASTER L.P. I
-----------------
  (Registrant)

By:      PC Development Limited Partnership, General Partner

         By:      PH Management Company, General Partner

                  /s/
         By:      James V. Pickett                                                     4/9/98
                  ---------------------------------------------                      -----------
                  James V. Pickett, Chairman and President                              Date

                  /s/
         By:      Stephen C. Denz                                                      4/9/97
                  ---------------------------------------------                      -----------
                  Stephen C. Denz, Secretary and Controller                             Date
                  (Principal Financial Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

                  /s/
                  James V. Pickett                                                     4/9/97
                  ---------------------------------------------                      -----------
                  James V. Pickett, Chairman of the Board of                            Date
                  Directors and President of PH Management Company

                  /s/
                  Stephen C. Denz                                                      4/9/97
                  ---------------------------------------------                      -----------
                  Stephen C. Denz, Secretary and Director of                            Date
                  PH Management Company

No proxy statement, form of proxy or other proxy soliciting material has been sent to Unitholders prior to the filing of this annual report on Form 10-K.