Form 10-Q
period 1998-03-31
PSH MASTER L P I
filed 1998-05-15
CIK 813897

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of
1934

For Quarter Ended:  March 31, 1998              Commission File Number:  0-16840


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

The number of outstanding Units of Limited Partner Interest in the Registrant, as represented by Depository Receipts at May 14, 1998 was 3,110,000.

                                PSH MASTER L.P. I

                               REPORT ON FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1998


                                      Index
                                      -----
                                                                              Page
                                                                            Number
                                                                            ------
  Part I.  Financial Information

         Item 1:   Financial Statements:

                         Balance Sheets                                        3

                         Statements of Operations                              5

                         Statements of Cash Flows                              6

                         Notes to Financial Statements                         7

         Item 2:   Management's Discussion and Analysis of
                         Financial Condition and Results of Operation          9


  Part II. Other Information

                      Items 1 through 5                                        9

                      Item 6 - Exhibits and Reports on Form 8-K                9


                   Signatures                                                 10

                                    PSH MASTER L.P.I
                                     BALANCE SHEETS
                                       (UNAUDITED)
Assets                                               March 31, 1998   December 31, 1997
------                                               --------------   -----------------
Current assets:
 Cash and cash equivalents                             $1,504,259         $16,833,186
 Accounts receivable, trade                                 1,604              71,705
                                                       ----------         -----------
  Total current assets                                  1,505,863          16,904,891
                                                       ----------         -----------

Property and equipment:
 Furniture, fixtures and equipment                          7,695               7,695
                                                       ----------         -----------
  Total                                                     7,695               7,695
 Less accumulated depreciation and amortization
                                                           (7,343)             (7,246)
                                                       ----------         -----------
   Total property and equipment, net                          352                 449

                                                       ----------         -----------
Total assets                                           $1,506,215         $16,905,340
                                                       ==========         ===========

The accompanying notes are an integral part of these financial statements.

                                     PSH MASTER L.P.I
                                      BALANCE SHEETS
                                       (UNAUDITED)
Liabilities and Partners' Equity                     March 31, 1998    December 31, 1997
--------------------------------                     --------------    -----------------
Current liabilities:
 Accounts payable                                          72,528              22,557
 Accrued expenses:
  State income taxes                                      397,139             397,139
                                                       ----------         -----------
   Total current liabilities                              469,667             419,696
                                                       ----------         -----------

Partners' Equity:
 General Partner                                          (12,652)            (12,411)
 Limited Partners (3,110,000 units outstanding)         1,049,200          16,498,055
                                                       ----------         -----------
   Total partners' equity                               1,036,548          16,485,644
                                                       ----------         -----------
Total liabilities and partners' equity                 $1,506,215         $16,905,340
                                                       ==========         ===========

The accompanying notes are an integral part of these financial statements.

                                PSH MASTER L.P.I
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                          Quarter Ended      Quarter Ended
                                          March 31, 1998     March 31, 1997
                                          --------------     -------------
Revenues:
  Suites                                     $       0         $5,949,641
  Other                                          2,197          1,522,132
                                             ---------         ----------
   Total revenues                                2,197          7,471,773
                                             ---------         ----------

Operating costs and expenses:
 Direct operating:
  Suites                                             0          1,108,388
  Other                                              0            982,111
 Other operating:
  Sales, general and administrative                  0          1,421,402
  Energy and maintenance                             0            532,590
  Rents, taxes and other                             0            527,444
  Partnership administrative                   113,482             68,877
  Depreciation and amortization                     99            578,316
                                             ---------         ----------
   Total operating costs and expenses          113,581          5,219,128
                                             ---------         ----------
Income from operations                        (111,384)         2,252,645
Interest income                                 87,286             13,277
Interest expense                                     0          1,180,103
                                             ---------         ----------
Net income                                   $ (24,098)        $1,085,819
                                             =========         ==========

Net income per unit of
 limited partnership interest                $    0.00         $     0.35
                                             =========         ==========

The accompanying notes are an integral part of these financial statements.

                                       PSH MASTER L.P.I
                                   STATEMENTS OF CASH FLOWS
                                         (UNAUDITED)
                                                          Quarter Ended       Quarter Ended
                                                          March 31, 1998      March 31, 1997
                                                          --------------      --------------
Cash provided (used) by operations:
 Net income(loss)                                          $    (24,098)        $1,085,819
 Changes not requiring cash:
  Depreciation and amortization                                      99            578,316
 Working capital changes:
  (Increase) decrease in accounts receivable, trade              70,101           (193,043)
  Decrease in inventories,
    prepaid expenses and other                                        0            (74,046)
  Increase in accounts payable and
    accrued expenses                                             49,971            128,924
  Increase in due to affiliates                                       0             22,647
                                                           ------------         ----------
   Cash provided by operations                                   96,073          1,548,617
                                                           ------------         ----------

Financing and capital transactions:
    Distributions to partners                               (15,707,071)                 0
    Guaranty Payments from General Partner                      282,071                  0
                                                           ------------         ----------
Cash used by financing and capital transactions             (15,425,000)                 0
                                                           ------------         ----------

Investment and other transactions:
 Decrease in replacement reserve fund                                 0             49,000
  Increase in cash escrow for real estate taxes                       0           (195,177)
  Additions to property and equipment, net                            0           (147,962)
  Payments of mortgages and note payable                              0            (79,955)
                                                           ------------         ----------
  Cash used by investment and other transactions
                                                                     (0)          (374,094)
                                                           ------------         ----------
Increase(decrease) in cash and cash equivalents            $(15,328,927)        $1,174,523
                                                           ============         ==========
Supplemental disclosure of cash flow information--
  Cash paid for interest                                   $          0         $1,180,103
                                                           ============         ==========

The accompanying notes are an integral part of these financial statements.

NOTES TO THE FINANCIAL STATEMENTS


(1)  SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION:

In the opinion of Management, the accompanying financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of the Partnership at March 31, 1998 and December 31, 1997 and the results of its operations for the quarterly periods ended March 31, 1998 and 1997. The Partnership sold its three hotels in July 1997 and, therefore, results of operations for the quarter ended March 31, 1998 do not include hotel operations.

(2)  RELATED PARTIES

The General Partner, an affiliate, is generally empowered by the Partnership Agreement to conduct, direct and exercise full control over all activities of the Partnership. Total payments of $1,920,203 (including $282,071 received in the first quarter of 1998) were received by the Partnership on its unsecured claim against the General Partner, which in 1991 filed for protection against its creditors under Chapter 11 of the U.S. Bankruptcy Code. The Partnership expects to receive no further distributions.

Total fees charged by Doubletree to the Partnership for management, advertising, reservation and accounting services were $646,934 during the first quarter of 1997. Nuho Company, a successor to PH Management Company (a previous management company) pursuant to the bankruptcy plan, received residual management fees of $176,969 during the first quarter of 1997.

(3)  PARTNERSHIP ALLOCATIONS AND DISTRIBUTIONS

For financial statement reporting purposes, net income is allocated 99 percent to the Unitholders and 1 percent to the General Partner. The net income (loss) allocated to the Unitholders for the quarters ended March 31, 1998 and 1997 were $(24,098) or $(0.00) per unit, and $1,074,961, or $.35 per unit, respectively.

A cash distribution of $5.00 per unit of Limited Partnership Interest was paid on January 31, 1998 to owners of record on January 22, 1998. The total payment of $15,707,071, represents a partial liquidating distribution resulting from the sale of the Partnership's three hotels in July 1997. The General Partner returned to the Partnership $282,071, representing the distribution on its 25,000 Units of Limited Partnership Interest in accordance with the bankruptcy plan and the distribution on its General Partnership interest, which had been withheld from the 1997 payment on its guaranty.

(4)  PENDING LITIGATION

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

The defendants maintain that the complaint is based upon inaccurate assumptions and incomplete factual information and is without merit. The defendants intend to vigorously defend themselves against the complaint and will avail themselves to the indemnification and hold-harmless provisions of the Partnership Agreement of the Partnership. Accordingly, the final distribution of cash to the Limited Partners, the liquidation of the Partnership and delivery of the final tax information to the Limited Partners (Form 1099-DIV) have been delayed indefinitely until such time as the costs of defending the complaint have been determined.

The Partnership is retaining its remaining net assets as a reserve for legal and accounting expense associated with the liquidation of the Partnership and to satisfy possible indemnification claims by affiliates of the General Partner for legal costs resulting from the lawsuit discussed above. Any remaining cash in the Partnership after the resolution of this lawsuit and payment of all liquidation expenses will be paid to the partners in a final liquidating distribution.

No costs have been accrued for this at March 31, 1998. Due to the uncertainty of the lawsuit, no estimate of legal costs can be made at this time.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Due to the sale of the hotels on July, 28, 1997, an analysis of liquidity and capital resources and the results of operations for the quarter ended March 31, 1998 is not presented herein.


PART II. OTHER INFORMATION

ITEMS 1 THROUGH 5

Information required in Items 1 through 5 is not applicable to the Registrant for the quarter ended March 31, 1998.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the quarter ended March 31, 1998.

Exhibit 27 - Financial Data Schedule is located on page 11.

SIGNATURES


Pursuant to the requirements of the Security Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


PSH MASTER L. P. I
------------------
(Registrant)

By:      PC Development Limited Partnership,
         General Partner

         By:      PH Management Company,
                  General Partner

                  By: /s/ James V. Pickett                             05/14/98
                      -----------------------------------              --------
                      James V. Pickett, Chairman                         Date

                  By: /s/ Stephen C. Denz                              05/14/98
                      -----------------------------------              --------
                      Stephen C. Denz, Controller.                       Date
                      (Principal Financial Officer)


Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


                  /s/ James V. Pickett                                 05/14/98
                  ------------------------------------------------     --------
                  James V. Pickett, Chairman of the Board of             Date
                  Directors and President of PH Management Company

                  /s/ Stephen C. Denz                                  05/14/98
                  ------------------------------------------------     --------
                  Stephen C. Denz, Secretary and Director of             Date
                  PH Management Company