Form 10-Q
period 1998-06-30
PSH MASTER L P I
filed 1998-08-14
CIK 813897

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of
1934

For Quarter Ended:  June 30, 1998  Commission File Number:  0-16840
                   ---------------                         ---------


                                PSH MASTER L.P.I
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


        Delaware                                        31-1204568
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

The number of outstanding Units of Limited Partner Interest in the Registrant, as represented by Depository Receipts at July 31, 1998 was 3,110,000.

                                PSH MASTER L.P.I

                               REPORT ON FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 1998


                                      Index
                                      -----
                                                                           Page
                                                                         Number
                                                                         ------
  Part I.  Financial Information

         Item 1:   Financial Statements:

                        Balance Sheets                                       3

                        Statements of Operations                             5

                        Statements of Cash Flows                             7

                        Notes to Financial Statements                        8

         Item 2:   Management's Discussion and Analysis of
                          Financial Condition and Results of Operation      10


  Part II. Other Information

                     Items 1 through 5.                                     10

                     Item 6 - Exhibits and Reports on Form 8-K              10

                   Signatures                                               11

                                   PSH MASTER L.P.I
                                    BALANCE SHEETS
                                      (UNAUDITED)
Assets                                              June 30, 1998    December 31,1997
------                                              -------------    ----------------
Current assets:
 Cash and cash equivalents                             $1,046,597         $16,833,186
 Accounts receivable, trade                                                    71,705
                                                       ----------         -----------
  Total current assets                                  1,046,597          16,904,891
                                                       ----------         -----------

Property and equipment:
 Furniture, fixtures and equipment                          7,695               7,695
                                                       ----------         -----------
  Total                                                     7,695               7,695
 Less accumulated depreciation and amortization
                                                           (7,442)             (7,246)
                                                       ----------         -----------
   Total property and equipment, net                          253                 449

                                                       ----------         -----------
Total assets                                           $1,046,850         $16,905,340
                                                       ==========         ===========

The accompanying notes are an integral part of these financial statements.

                                   PSH MASTER L.P.I
                                    BALANCE SHEETS
                                      (UNAUDITED)
Liabilities and Partners' Equity                    June 30, 1998   December 31, 1997
--------------------------------                    -------------   -----------------
Current liabilities:
 Accounts payable                                           7,996              22,557
 Accrued expenses:
  State income taxes                                                          397,139
                                                       ----------         -----------
   Total current liabilities                                7,996             419,696
                                                       ----------         -----------

Partners' Equity:
 General Partner                                          (12,630)            (12,411)
 Limited Partners (3,110,000 units outstanding)         1,051,484          16,498,055
                                                       ----------         -----------

   Total partners' equity                               1,038,854          16,485,644
                                                       ----------         -----------

Total liabilities and partners' equity                 $1,046,850         $16,905,340
                                                       ==========         ===========

The accompanying notes are an integral part of these financial statements.

                                PSH MASTER L.P.I
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                               Six                Six
                                           Months Ended       Months Ended
                                           June 30, 1998      June 30, 1997
                                           -------------      -------------
Revenues:
  Suites                                     $       0         $11,830,933
  Other                                         33,665           2,975,562
                                             ---------         -----------

   Total revenues                               33,665          14,806,495
                                             ---------         -----------

Operating costs and expenses:
 Direct operating:
  Suites                                             0           2,250,250
  Other                                              0           1,955,523
 Other operating:
  Sales, general and administrative                  0           2,832,260
  Energy and maintenance                             0           1,084,879
  Rents, taxes and other                             0           1,044,356
  Partnership administrative                   156,707             126,937
  Depreciation and amortization                    198           1,156,374
                                             ---------         -----------

   Total operating costs and expenses          156,905          10,450,579
                                             ---------         -----------

Income from operations                        (123,240)          4,355,916
Interest income                                101,448              41,029
Interest expense                                     0           2,358,139
                                             ---------         -----------

Net income                                   $ (21,792)        $ 2,038,806
                                             =========         ===========

Net income per unit of
 limited partnership interest                $    0.00         $      0.65
                                             =========         ===========

The accompanying notes are an integral part of these financial statements.

                                PSH MASTER L.P.I
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                           Quarter Ended     Quarter Ended
                                           June 30, 1998     June 30, 1997
                                           -------------     -------------
Revenues:
  Suites                                     $      0         $5,881,292
  Other                                        31,468          1,453,430
                                             --------         ----------

   Total revenues                              31,468          7,334,722
                                             --------         ----------

Operating costs and expenses:
 Direct operating:
  Suites                                            0          1,141,862
  Other                                             0            973,412
 Other operating:
  Sales, general and administrative                 0          1,410,858
  Energy and maintenance                            0            552,289
  Rents, taxes and other                            0            516,912
  Partnership administrative                   43,225             58,060
  Depreciation and amortization                    99            578,058
                                             --------         ----------

   Total operating costs and expenses          43,324          5,231,451
                                             --------         ----------
Income from operations                        (11,856)         2,103,271
Interest income                                14,162             27,753
Interest expense                                    0          1,178,036
                                             --------         ----------

Net income                                   $  2,306         $  952,988
                                             ========         ==========

Net income per unit of
 limited partnership interest                $   0.00         $     0.30
                                             ========         ==========

The accompanying notes are an integral part of these financial statements.

                                      PSH MASTER L.P.I
                                  STATEMENTS OF CASH FLOWS
                                         (UNAUDITED)
                                                               Six                 Six
                                                          Months Ended        Months Ended
                                                          June 30, 1998       June 30, 1997
                                                          -------------       -------------
Cash provided (used) by operations:
 Net income(loss)                                         $    (21,792)        $2,038,806
 Changes not requiring cash:
  Depreciation and amortization                                    198          1,156,374
 Working capital changes:
  Decrease in accounts receivable, trade                        71,705            206,068
  Increase in inventories,
    prepaid expenses and other                                       0            (77,902)
  Decrease in accounts payable and
    accrued expenses                                          (411,700)          (102,451)
  Increase in due to affiliates                                      0             10,561
                                                          ------------         ----------

   Cash provided(used) by operations                          (361,589)         3,231,456
                                                          ------------         ----------

Investment and other transactions:
 (Increase) decrease in replacement reserve fund                                   49,003
 Increase in cash escrow for real estate taxes                                   (391,364)
 Additions to property and equipment, net                                        (213,231)
 Payments of mortgages                                                           (161,978)
                                                          ------------         ----------

  Cash used by investment and other transactions                                 (717,570)
                                                          ------------         ----------

Financing and capital transactions:
    Distributions to partners                              (15,707,071)                 0
    Guaranty Payments from General Partner                     282,071                  0
                                                          ------------         ----------
Cash used by financing and capital transactions            (15,425,000)                 0
                                                          ------------         ----------

                                                          ------------         ----------

Increase(decrease) in cash and cash equivalents           $(15,786,589)        $2,513,886
                                                          ============         ==========
Supplemental disclosure of cash flow information--
    Cash paid for interest                                $          0         $2,358,140
                                                          ============         ==========

The accompanying notes are an integral part of these financial statements.

NOTES TO THE FINANCIAL STATEMENTS


(1)  SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION:

In the opinion of Management, the accompanying financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of the Partnership at June 30, 1998 and December 31, 1997 and the results of its operations for the quarterly periods ended June 30, 1998 and 1997. The Partnership sold its three hotels in July 1997 and, therefore, results of operations for the quarter ended June 30, 1998 do not include hotel operations.

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

Total fees charged by Doubletree to the Partnership for management, advertising, reservation and accounting services were $637,710 during the second quarter of 1997. Nuho Company, a successor to PH Management Company (a previous management company) pursuant to the bankruptcy plan, received residual management fees of $172,996 during the second quarter of 1997.

(3)  PARTNERSHIP ALLOCATIONS AND DISTRIBUTIONS

For financial statement reporting purposes, net income is allocated 99 percent to the Unitholders and 1 percent to the General Partner. The net income (loss) allocated to the Unitholders for the quarters ended June 30, 1998 and 1997 were $2,306 or $0.00 per unit, and $943,458, or $.30 per unit, respectively.

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

(4)  PENDING LITIGATION

On October 17, 1997, Mr. James Pickett and Mr. Stephen Denz (Chairman and Secretary, respectively, of PH Management company, the general partner of PC Development Limited Partnership, the general partner of the Partnership) and two affiliated companies, PH Management Company and Nuho Company, notified the Partnership that they have been named as defendants in a complaint filed in Superior Court of the Commonwealth of Massachusetts. Equity Resource Pilgrim Fund, the plaintiff, is the owner of 131,225 units of limited partnership interest of the Partnership, which it acquired during May through September of 1997, in part through a written offer to purchase which it delivered to other Limited Partners of the Partnership in March, 1997. The complaint alleges that the defendants breached their fiduciary duties by negotiating a "super premium" buyout of Nuho Company's interest in the management fees paid to Doubletree and obtained an inadequate purchase price for the Partnership's hotels. The case was removed to the United States District Court for the District of Massachusetts. A motion to dismiss was filed and the court has held two hearings on the motion, with a ruling expected in the near future.

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

No costs have been accrued for this at June 30, 1998. Due to the uncertainty of the lawsuit, no estimate of future legal costs can be made at this time.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Due to the sale of the hotels on July, 28, 1997, an analysis of liquidity and capital resources and the results of operations for the quarter ended June 30, 1998 is not presented herein.


PART II.          OTHER INFORMATION

ITEMS 1 THROUGH 5

Information required in Items 1 through 5 is not applicable to the Registrant for the quarter ended June 30, 1998.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the quarter ended June 30, 1998.

Exhibit 27 - Financial Data Schedule is located on page 12.

SIGNATURES


Pursuant to the requirements of the Security Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


PSH MASTER L. P. I
------------------
(Registrant)

By:      PC Development Limited Partnership,
         General Partner

         By:      PH Management Company,
                  General Partner

                  By: /s/ James V. Pickett                            08/07/98
                      ---------------------------------               --------
                          James V. Pickett, Chairman                    Date

                  By: /s/ Stephen C. Denz                             08/07/98
                      ---------------------------------               --------
                          Stephen C. Denz, Controller                   Date
                          (Principal Financial Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


              /s/ James V. Pickett                                    08/07/98
                  ------------------------------------------------    --------
                  James V. Pickett, Chairman of the Board of            Date
                  Directors and President of PH Management Company

              /s/ Stephen C. Denz                                     08/07/98
                  ------------------------------------------------    --------
                  Stephen C. Denz, Secretary and Director of            Date
                  PH Management Company