Form 10-Q
period 1998-09-30
PSH MASTER L P I
filed 1998-11-16
CIK 813897

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended: September 30, 1998        Commission File Number:  0-16840
                  -------------------------                           -------


                      PSH MASTER L.P. I
--------------------------------------------------------------------------------
(Exact Name of Registrant as Specified in its Charter)


      Delaware                                           31-1204568
--------------------------------------------------------------------------------
(State of Organization)                     (IRS Employer Identification Number)


                       P.O. Box 18035, Columbus, OH  43218
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

The number of outstanding Units of Limited Partner Interest in the Registrant, as represented by Depository Receipts at September 30, 1998 was 3,110,000.

                                PSH MASTER L.P. I

                               REPORT ON FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998






                                      Index
                                      -----

                                                                                      Page
                                                                                    Number
                                                                                    ------
  Part I.  Financial Information

         Item 1:   Financial Statements:

             Balance Sheets                                                              3

             Statements of Operations                                                    5

             Statements of Cash Flows                                                    7

             Notes to Financial Statements                                               8

         Item 2:   Management's Discussion and Analysis of
                 Financial Condition and Results of Operation                           10


  Part II. Other Information

    Items 1 through 5                                                                   10

    Item 6 - Exhibits and Reports on Form 8-K                                           10


  Signatures                                                                            11

                                PSH MASTER L.P.I
                                 BALANCE SHEETS
                                   (UNAUDITED)


Assets                                                                 September  30, 1998       December 31,1997
------                                                                 -------------------       ----------------

Current assets:
 Cash and cash equivalents                                             $         1,039,733     $       16,833,186
 Accounts receivable, trade                                                                                71,705
                                                                    -----------------------  ---------------------
  Total current assets                                                           1,039,733             16,904,891
                                                                    -----------------------  ---------------------

Property and equipment:
 Furniture, fixtures and equipment                                                   7,695                  7,695
                                                                    -----------------------  ---------------------
  Total                                                                              7,695                  7,695
 Less accumulated depreciation and amortization
                                                                                    (7,540)                (7,246)
                                                                    -----------------------  ---------------------
   Total property and equipment, net                                                   155                    449

                                                                    -----------------------  ---------------------
Total assets                                                            $        1,039,887      $      16,905,340
                                                                    =======================  =====================








The accompanying notes are an integral part of these financial statements.

                                PSH MASTER L.P.I
                                 BALANCE SHEETS
                                   (UNAUDITED)


Liabilities and Partners' Equity                                      September 30, 1998        December 31, 1997
--------------------------------                                      ------------------        -----------------

Current liabilities:
 Accounts payable                                                                  1,090                   22,557
 Accrued expenses:
  State income taxes                                                                                      397,139
                                                                    ---------------------   ----------------------
   Total current liabilities                                                       1,090                  419,696
                                                                    ---------------------   ----------------------

Partners' Equity:
 General Partner                                                                 (12,631)                 (12,411)
 Limited Partners (3,110,000 units outstanding)                                1,051,428               16,498,055
                                                                    ---------------------   ----------------------
   Total partners' equity                                                      1,038,797               16,485,644
                                                                    ---------------------   ----------------------
Total liabilities and partners' equity                                $        1,039,887     $         16,905,340
                                                                    =====================   ======================













The accompanying notes are an integral part of these financial statements.

                                PSH MASTER L.P.I
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                Nine                         Nine
                                                                            Months Ended                 Months Ended
                                                                         September 30, 1998           September 30, 1997
                                                                        ----------------------       ----------------------
Revenues:
  Suites                                                                $                   0          $        13,269,143
  Other                                                                                33,665                    3,333,152
                                                                        ----------------------       ----------------------
   Total revenues                                                                      33,665                   16,602,295
                                                                        ----------------------       ----------------------

Operating costs and expenses:
 Direct operating:
  Suites                                                                                    0                    2,626,432
  Other                                                                                     0                    2,303,006
 Other operating:
  Sales, general and administrative                                                         0                    3,272,080
  Energy and maintenance                                                                    0                    1,244,308
  Rents, taxes and other                                                                    0                    1,068,554
  Partnership administrative                                                          169,750                      179,341
  Depreciation and amortization                                                           296                    1,173,160
                                                                        ----------------------       ----------------------
   Total operating costs and expenses                                                 170,046                   11,866,881
                                                                        ----------------------       ----------------------
Income (loss) from operations                                                        (136,381)                   4,735,414
Gain on sale of hotels                                                                                          27,244,773
Interest income                                                                       114,533                      196,806
Interest expense                                                                            0                    7,270,455
                                                                        ----------------------       ----------------------
Net income (loss)                                                       $            (21,848)          $        24,906,538
                                                                        ======================       ======================

Net income per unit of
 Limited partnership interest                                           $              (0.01)          $              7.93
                                                                        ======================       ======================


The accompanying notes are an integral part of these financial statements.

                                PSH MASTER L.P.I
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                            Quarter Ended                Quarter Ended
                                                                         September 30, 1998           September 30, 1997
                                                                        ----------------------       ----------------------
Revenues:
  Suites                                                                 $                  0         $          1,438,210
  Other                                                                                     0                      357,590
                                                                        ----------------------       ----------------------
   Total revenues                                                                           0                    1,795,800
                                                                        ----------------------       ----------------------

Operating costs and expenses:
 Direct operating:
  Suites                                                                                    0                      376,182
  Other                                                                                     0                      347,483
 Other operating:
  Sales, general and administrative                                                         0                      439,820
  Energy and maintenance                                                                    0                      159,429
  Rents, taxes and other                                                                    0                       24,198
  Partnership administrative                                                           13,043                       52,404
  Depreciation and amortization                                                            98                       16,786
                                                                        ----------------------       ----------------------
   Total operating costs and expenses                                                  13,141                    1,416,302
                                                                        ----------------------       ----------------------
Income from operations                                                               (13,141)                      379,498
Gain on sale of hotels                                                                                          27,244,773
Interest income                                                                        13,085                      155,777
Interest expense                                                                            0                    4,912,316
                                                                        ----------------------       ----------------------
Net income (loss)                                                        $                (56)        $         22,867,732
                                                                        ======================       ======================

Net income per unit of
 Limited partnership interest                                            $               0.00         $               7.28
                                                                        ======================       ======================








The accompanying notes are an integral part of these financial statements.

                                PSH MASTER L.P.I
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                 Nine                          Nine
                                                                             Months Ended                  Months Ended
                                                                          September 30, 1998            September 30, 1997
                                                                         ---------------------       --------------------------
Cash provided (used) by operations:
 Net income(loss)                                                        $            (21,848)       $              24,906,538
 Changes not requiring cash:
  Depreciation and amortization                                                           296                        1,173,160
 Working capital changes:
  Decrease in accounts receivable, trade                                               71,705                          538,301
  Decrease in inventories,
    Prepaid expenses and other                                                              0                          286,720
  Decrease in accounts payable and
    Accrued expenses                                                                 (418,606)                      (2,087,106)
  Decrease in accrued interest payable                                                                                  (4,271)
  Decrease in due to affiliates                                                             0                          (43,212)
                                                                         ---------------------       --------------------------
   Cash provided(used) by operations                                                 (368,453)                      24,770,130
                                                                         ---------------------       --------------------------

Investment and other transactions:
 Decrease in replacement reserve fund                                                                                   49,111
 Decrease in cash escrow for real estate taxes                                                                         268,907
 Additions to property and equipment, net                                                                             (230,100)
 Sale of property & equipment, net                                                                                  34,579,442
 Decrease in operating stocks                                                                                          781,590
 Payments of mortgages                                                                                             (46,002,185)
                                                                         ---------------------       --------------------------
   Cash used by investment and other transactions                                                                  (10,553,235)
                                                                         ---------------------       --------------------------

Financing and capital transactions:
    Distributions to partners                                                     (15,707,071)                               0
    Guaranty Payments from General Partner                                            282,071                                0
Cash used by financing and capital transactions                                   (15,425,000)                               0
                                                                         ---------------------       --------------------------

Increase(decrease) in cash and cash equivalents                          $        (15,793,453)       $              14,216,895
                                                                         =====================       ==========================
Supplemental disclosure of cash flow information--
  Cash paid for interest                                                 $                  0        $               7,270,455
                                                                         =====================       ==========================

The accompanying notes are an integral part of these financial statements.

NOTES TO THE FINANCIAL STATEMENTS


(1)  SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION:

In the opinion of Management, the accompanying financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of the Partnership at September 30, 1998 and December 31, 1997 and the results of its operations for the nine-month and three-month periods ended September 30, 1998 and 1997. The Partnership sold its three hotels in July 1997 and, therefore, results of operations for the quarter ended September 30, 1998 do not include hotel operations.

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

(3)  PARTNERSHIP ALLOCATIONS AND DISTRIBUTIONS

For financial statement reporting purposes, net income is allocated 99 percent to the Unitholders and 1 percent to the General Partner. The net income (loss) allocated to the Unitholders for the quarter ended September 30, 1998 and 1997 was $(55) or $0.00 per unit and $22,867,732 or $7.28 per unit, respectively. The net income (loss) allocated to the unitholders was $(21,848) or $(0.01) per unit, and $24,906,538 or $7.93 per unit, respectively.

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

(4)  PENDING LITIGATION

On October 17, 1997, Mr. James Pickett and Mr. Stephen Denz (Chairman and Secretary, respectively, of PH Management company, the general partner of PC Development Limited Partnership, the general partner of the Partnership) and two affiliated companies, PH

Management Company and Nuho Company, notified the Partnership that they have been named as defendants in a complaint filed in Superior Court of the Commonwealth of Massachusetts. Equity Resource Pilgrim Fund, the plaintiff, is the owner of 131,225 units of limited partnership interest of the Partnership, which it acquired during May through September of 1997, in part through a written offer to purchase which it delivered to other Limited Partners of the Partnership in March, 1997. The complaint alleges that the defendants breached their fiduciary duties by negotiating a "super premium" buyout of Nuho Company's interest in the management fees paid to Doubletree and obtained an inadequate purchase price for the Partnership's hotels. The case was removed to the United States District Court for the District of Massachusetts. On October 20, 1998, the case was dismissed by the court, upon motion of the Affiliates, for lack of personal jurisdiction. The plaintiff has until November 15, 1998 to appeal that decision. Equity Resource could also refile the suit with a court having proper jurisdiction.

The defendants maintain that the complaint is based upon inaccurate assumptions and incomplete factual information and is without merit. The defendants intend to vigorously defend themselves against the complaint and will avail themselves to the indemnification and hold-harmless provisions of the Partnership Agreement of the Partnership. Accordingly, the final distribution of cash to the Limited Partners, and the liquidation of the Partnership have been delayed indefinitely until such time as the costs of defending the complaint have been determined.

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

No costs have been accrued for this at September 30, 1998. Due to the uncertainty of the lawsuit, no estimate of future legal costs can be made at this time.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Due to the sale of the hotels on July, 28, 1997, an analysis of liquidity and capital resources and the results of operations for the quarter ended September 30, 1998 is not presented herein.


PART II.          OTHER INFORMATION

ITEMS 1 THROUGH 5

Information required in Items 1 through 5 is not applicable to the Registrant for the quarter ended September 30, 1998.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the quarter ended September 30, 1998.

Exhibit 27 - Financial Data Schedule is located on page 12.

SIGNATURES


Pursuant to the requirements of the Security Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


PSH MASTER L. P. I
------------------
(Registrant)

By:   PC Development Limited Partnership,
      General Partner

      By:      PH Management Company,
               General Partner


                    /s/
               By:  James V. Pickett                             11/13/98
                    ----------------------------------        --------------
                    James V. Pickett, Chairman                     Date


                    /s/
               By:  Stephen C. Denz                              11/13/98
                    ----------------------------------        --------------
                    Stephen C. Denz, Controller                    Date
                    (Principal Financial Officer)


Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


               /s/
               James V. Pickett                                         11/13/98
               -------------------------------------------------        --------
               James V. Pickett, Chairman of the Board of                 Date
               Directors and President of PH Management Company

               /s/
               Stephen C. Denz                                          11/13/98
               -------------------------------------------------        --------
               Stephen C. Denz, Secretary and Director of                 Date
                  PH Management Company