Form 10-K
period 1998-12-31
PSH MASTER L P I
filed 1999-03-31
CIK 813897

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15 (d) of The Securities Exchange Act of 1934 (Fee required of $250.)

For the fiscal year ended:  December 31, 1998  Commission File Number: 0-16840
                            -----------------                          -------

             PSH MASTER L.P.I.
--------------------------------------------------------------------------------
(Exact Name of Registrant as Specified in its Charter)


       Delaware                                         31-1204568
--------------------------------------------------------------------------------
(State of Organization)                    (IRS Employer Identification Number)


         P.O. Box 18035, Columbus, OH  43218
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

     X    Yes         No
--------      -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Registrant's outstanding Units of Limited Partner Interest held by non-affiliates on February 26, 1999, based upon the average bid and ask prices as reported by the National Association of Securities Dealers OTC Bulletin Board on that date, was $777,500.

                       DOCUMENTS INCORPORATED BY REFERENCE
None

PART I

ITEM 1. BUSINESS.

BUSINESS OF THE REGISTRANT

PSH Master L.P. I (the Partnership) is a Delaware limited partnership formed in 1987 for the purpose of acquiring from PC Development Limited Partnership (the General Partner) three all-suite hotels located in Tampa, Florida, WALT DISNEY WORLD(R) Village in Lake Buena Vista, Florida and in the Research Triangle area near Raleigh/Durham, North Carolina. The Partnership's business was the operation of its all-suite hotels, which were sold in July 1997 (See Note 2 to Item 8, Financial Statements and Supplementary Data).

ITEM 2. PROPERTIES.

Registrant held no property at December 31, 1998.

ITEM 3. LEGAL PROCEEDINGS.

On October 17, 1997, Mr. James Pickett and Mr. Stephen Denz (Chairman and Secretary, respectively, of PH Management Company, the general partner of PC Development Limited Partnership, the general partner of the Partnership) and two affiliated companies, PH Management Company and Nuho Company, notified the Partnership that they have been named as defendants in a complaint filed in Superior court of the Commonwealth of Massachusetts. Equity Resource Pilgrim Fund, the plaintiff, is the owner of 131,225 units of limited partnership interest of the Partnership, which it acquired during May through September of 1997, in part through a written offer to purchase which it delivered to other Limited Partners of the Partnership in March 1997. The complaint alleges that the defendants breached their fiduciary duties by negotiating a "super premium" buyout of Nuho Company's interest in the management fees paid to Doubletree and obtained an inadequate purchase price for the Partnership's hotels. The case was removed to the United States District Court for the District of Massachusetts. A motion to dismiss was filed and the court granted that motion. Equity Resource did not appeal that decision, but could refile the suit with a court having proper jurisdiction.

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

The defendants maintain that the complaint is based upon inaccurate assumptions and incomplete factual information and is without merit. The defendants intend to vigorously defend themselves against the complaint and will avail themselves to the indemnification and hold-harmless provisions of the Partnership Agreement of the Partnership. Accordingly, the final distribution of cash to the

Limited Partners, the liquidation of the Partnership and delivery of final tax information to the Limited Partners (Form 1099 DIV) have been delayed indefinitely until such time as the costs of defending the complaint have been determined.

The Partnership is retaining its remaining assets as a reserve for legal and accounting expense associated with the liquidation of the Partnership and to satisfy possible indemnification claims by affiliates of the General Partner for legal costs resulting from the lawsuit discussed above. Any remaining cash in the Partnership after the resolution of this lawsuit and payment of all liquidation expenses will be paid to the partners in a final liquidating distribution.

No costs have been accrued for this at December 31, 1998. Due to the uncertainty of the lawsuit, no estimate of a final distribution can be made at this time.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF UNITHOLDERS.

The Registrant submitted no matters to a vote of Unitholders during the quarter ended December 31, 1998.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S UNITS OF LIMITED PARTNER INTEREST AND DEPOSITORY RECEIPTS THEREFOR AND RELATED UNITHOLDER MATTERS.

a)     MARKET INFORMATION

       The Registrant's units of limited partner interest and depository receipts therefor (the "Units") are traded through the "OTC Bulletin Board", an electronic, screened-based market.

       The following table summarizes the high and low bid information for the Registrant's Units information as reported on the OTC Bulletin Board.

           1997                                                                    HIGH BID                     LOW BID
           ----                                                                    ---------                   -------
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

           1998
           1st Quarter ended March 31                                                 1/4                        1/10
           2nd Quarter ended June 30                                                  1/6                        1/8
           3rd Quarter ended September 30                                             1/6                        1/8
           4th Quarter ended December 31                                              1/6                       1/8

       The above bid quotations do not necessarily represent actual transactions as they may reflect inter-dealer prices, without retail mark-up, mark-down or commission. The high bid at February 26, 1999 was $.35 per unit and the low bid was $.15 per unit.

(b)    HOLDERS

       On December 31, 1998, there were 729 holders of record of the Registrant's Units.

(c)    DISTRIBUTIONS

       The General Partner had previously guaranteed that the Partnership would make annual cash distributions to Unitholders through 1990 in the amount of $1.10 per unit. The General Partner did not make the cash payments to the Partnership to fund the cash distributions for the third and fourth quarters of 1990. On January 31, 1998, the Partnership distributed $5.00 per unit resulting from the sale of the hotels. (See Notes 7 and 8 to Item 8, Financial Statements and Supplementary Data).
       No cash distributions were made in 1997.

ITEM 6. SELECTED FINANCIAL DATA

                                                1998               1997              1996
                                            ------------       ------------      ------------
OPERATIONS:
Operating revenues                          $     37,502       $ 16,683,775      $ 24,684,803
Total revenues                              $    164,137       $ 17,076,961      $ 24,751,149
Net income(loss)                            $    (65,363)      $ 25,065,569      $    434,196
Net income(loss) to Limited Partners        $    (64,709)      $ 24,814,913      $    429,854
Cash distributions to
  Limited Partners                          $ 15,550,000               $-0-              $-0-
Cash distributions to General Partners      $    157,070

FINANCIAL POSITION:
Property and equipment, net                 $         55       $        449      $ 35,393,099

Total assets                                $  1,030,387       $ 16,905,340      $ 39,824,694
Current maturities of long-term
  Obligations                               $          0       $          0      $ 45,502,185

Long-term obligations (excluding
  current maturities)                       $          0       $          0      $    500,000

Total partners' equity (deficit)            $    998,211       $ 16,485,644      $ (8,579,925)
Limited partners' equity (deficit)          $  1,008,346       $ 16,498,055      $ (8,316,858)


PER UNIT:
Cash distributions to
  Limited Partners                          $       5.00       $       0.00      $       0.00
Net income(loss) to Limited Partners        $      (0.02)      $       7.98      $       0.14
Limited Partners' equity (deficit)          $       0.32       $       5.30      $      (2.67)
Total units outstanding                        3,110,000          3,110,000         3,110,000


                                          1995               1994
                                      ------------       ------------
OPERATIONS:
Operating revenues                    $ 21,887,229       $ 20,782,668
Total revenues                        $ 21,905,694       $ 20,805,044
Net loss                              $   (770,442)      $ (1,073,093)
Net loss to Limited Partners          $   (762,738)      $ (1,062,362)
Cash distributions to
  Limited Partners                            $-0-               $-0-

FINANCIAL POSITION:                                        (UNAUDITED)*
Property and equipment, net           $ 36,177,566       $ 36,959,885 *
Total assets                          $ 39,675,237       $ 40,802,523 *
Current maturities of long-term
  Obligations                         $    273,979           $268,759 *
Long-term obligations (excluding
  current maturities)                 $ 46,028,387       $ 46,403,119 *
Total partners' deficit               $ (9,014,121)      $ (8,243,679)*
Limited partners' deficit             $ (8,746,712)      $ (7,983,974)*


PER UNIT:
Cash distributions to
  Limited Partners                    $       0.00       $       0.00
Net loss to Limited Partners          $      (0.25)      $      (0.34)*
Limited Partners' deficit             $      (2.81)      $      (2.57)*
Total units outstanding                  3,110,000          3,110,000

* The Financial Position data for 1994 is unaudited due to a disclaimer of opinion by the auditor of the financial statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

LIQUIDITY AND CAPITAL RESOURCES

A cash distribution of $5.00 per unit of Limited Partnership Interest was paid on January 31, 1998 to owners of record on January 22, 1998. The total payment of $15,707,070 represents a partial liquidating distribution resulting from the sale of the Partnership's three hotels in July 1997. The General Partner returned to the Partnership $125,000, representing the distribution on its 25,000 Units of Limited Partnership Interest in accordance with the bankruptcy plan. The General Partner contributed $160,000 to the Partnership representing final proceeds of its' bankruptcy plan. The

Partnership is retaining approximately $1.0 million as a reserve for legal and accounting expense associated with the liquidation of the Partnership and to satisfy possible indemnification claims by affiliates of the General Partner for legal costs resulting from the lawsuit discussed in Item 3. Any remaining cash in the Partnership after the resolution of this lawsuit and payment of all liquidation expenses will be paid to the partners in a final liquidating distribution.

Due to the uncertainty of the lawsuit, no estimate of a final distribution can be made at this time.

Due to the pending liquidation of the Partnership and its lack of operations, the Partnership's use of computer technology in the conduct of its remaining business is limited. An interruption of the Partnership's ability to conduct its business due to a year 2000 readiness problem could not have a material adverse effect on the Partnership.

RESULTS OF OPERATIONS

The majority of the fluctuations are due to the sale of the hotels on July 28, 1997 and the related decrease in operations. The increase in Partnership Administrative expenses from fiscal year 1997 to fiscal year 1998 is primarily due to the additional legal and accounting fees incurred by the Partnership.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                PSH MASTER L.P.I

                                      INDEX

                                                                     Page
                                                                    Number
                                                                    ------
           Balance Sheets                                              8

           Statements of Operations                                   10

           Statements of Partners' Equity (Deficit)                   11

           Statements of Cash Flows                                   12

           Notes to the Financial Statements                          13

           Independent Auditors' Report                              17

                                PSH MASTER L.P.I
                                 BALANCE SHEETS

Assets                                          December 31, 1998   December 31, 1997
------                                          -----------------   -----------------
Current assets:
 Cash and cash equivalents                          $  1,023,996       $ 16,833,186
 Accounts receivable, trade                                3,406             71,705
 Accounts receivable, related party                        2,930
                                                    ------------       ------------
  Total current assets                                 1,030,332         16,904,891
                                                    ------------       ------------
Property and equipment                                     7,695              7,695

Less accumulated depreciation and amortization            (7,640)            (7,246)
                                                    ------------       ------------
     Property and equipment, net                              55                449
                                                    ------------       ------------
Total assets                                        $  1,030,387       $ 16,905,340
                                                    ============       ============







The accompanying notes are an integral part of these financial statements.

                                PSH MASTER L.P.I
                                 BALANCE SHEETS

Liabilities and Partners' Equity (Deficit)         December 31, 1998  December 31, 1997
------------------------------------------         -----------------  -----------------
Current liabilities:
 Accounts payable                                    $     32,176       $     22,557
 Real estate and other taxes                                                 397,139
                                                     ------------       ------------
   Total current liabilities                               32,176            419,696
                                                     ------------       ------------
Partners' Equity (Deficit)
 General Partner - 1% interest                            (10,135)           (12,411)
 Limited Partners - 99% interest
   (3,110,000 units authorized and outstanding)
                                                        1,008,346         16,498,055
                                                     ------------       ------------
   Total partners' equity
                                                          998,211         16,485,644
                                                     ------------       ------------
Total liabilities and partners' equity               $  1,030,387       $ 16,905,340
                                                     ============       ============

The accompanying notes are an integral part of these financial statements.

                                PSH MASTER L.P.I
                            STATEMENTS OF OPERATIONS

                                           Year ended        Year ended           Year ended
                                        December 31, 1998  December 31, 1997    December 31, 1996
                                       ----------------------------------------------------------
Revenues:
  Suites                                   $    37,502       $13,267,745            $19,271,365
  Other                                                        3,416,030              5,413,438
  Gain on the sale of hotels                                  22,908,631
                                           ----------------------------------------------------
   Total revenues                               37,502        39,592,406             24,684,803
                                           ----------------------------------------------------
Operating costs and expenses:
 Direct operating:
  Suites                                                       2,094,169              4,105,760
  Other                                                        2,313,740              3,842,769
 Other operating:
  Sales, general and administrative             30,778         3,605,267              5,131,917
  Energy and maintenance                                       1,270,890              2,140,891
  Rents, taxes and other                                       1,415,981              1,971,428
  Partnership administrative                   198,328           161,868                164,885
  Depreciation and amortization                    394         1,303,957              2,219,247
                                           ----------------------------------------------------
   Total operating costs and expenses          229,500        12,165,872             19,576,897
                                           ----------------------------------------------------
Income (loss) from operations                 (191,998)       27,426,534              5,107,906
Interest income                                126,635           393,186                 66,346
Interest expense                                               2,754,151              4,740,056
                                           ----------------------------------------------------
Net income(loss)                           $   (65,363)      $25,065,569            $   434,196
                                           ====================================================
Net income(loss) per unit of
 limited partnership interest              $     (0.02)      $      7.98            $      0.14
                                           ====================================================


The accompanying notes are an integral part of these financial statements.

                                PSH MASTER L.P.I
                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

                                                     General            Limited
                                                     Partner            Partners            Total
                                                     -------            --------            -----
Balance, December 31, 1995                         $   (267,409)      $ (8,746,712)      $ (9,014,121)
  Net income                                              4,342            429,854            434,196
                                                   --------------------------------------------------
Balance, December 31, 1996                             (263,067)        (8,316,858)        (8,579,925)
  Net income                                            250,656         24,814,913         25,065,569
                                                   --------------------------------------------------
Balance, December 31, 1997                         $    (12,411)      $ 16,498,055       $ 16,485,644
   Distributions to partners                           (157,070)       (15,550,000)       (15,707,070)
     ($5.00 per limited partnership interest)
   Guaranteed payments from partners                    160,000            125,000            285,000
   Net loss                                                (654)           (64,709)           (65,363)
                                                   --------------------------------------------------
Equity balance, December 31, 1998                  $    (10,135)      $  1,008,346       $    998,211
                                                   ==================================================





The accompanying notes are an integral part of these financial statements.

                                PSH MASTER L.P.I
                            STATEMENTS OF CASH FLOWS

                                                  Year ended         Year ended        Year ended
                                               December 31, 1998  December 31, 1997  December 31, 1996
                                               ------------------------------------------------------
Cash provided (used) by operations:
 Net income(loss)                               $    (65,363)      $ 25,065,569       $    434,196
 Changes not requiring cash:
  Depreciation and amortization                          394          1,303,957          2,219,247
  Gain on the sale of hotels                                        (22,908,631)
 Working capital changes:
  (Increase)  decrease in accounts
     receivable                                       65,369          1,024,263           (109,939)
  (Increase)  decrease in inventories,
    prepaid expenses and other                                          520,545            (81,922)
  Increase  (decrease) in accounts payable
    and accrued expenses                            (387,520)        (1,935,255)             5,401
  Increase  (decrease) in accrued
    interest payable                                                     (4,271)             4,271
  Increase  (decrease) in due to
     Affiliates                                                         (43,212)             5,770
                                                --------------------------------------------------
   Cash provided (used) by operations               (387,120)         3,022,965          2,477,024
                                                --------------------------------------------------
Financing and capital transactions:
  Guaranty payments from General
    Partner                                          285,000            880,262             47,535
  Payment of notes payable                                             (500,000)
  Distributions to partners                      (15,707,070)
  Payments of mortgages                                             (45,502,185)          (300,181)
                                                --------------------------------------------------
   Cash used by financing
     and capital transactions                    (15,422,070)       (45,121,923)          (252,646)
                                                --------------------------------------------------
Investment and other transactions:
  (Increase) decrease in
    replacement reserve fund                                             49,111             (2,587)
  Decrease in cash escrow
    for real estate taxes                                               268,907             77,182
  Net proceeds from sale of hotels                                   57,258,156
  Additions to property and
    equipment                                                          (230,100)        (1,292,156)
                                                --------------------------------------------------
Cash provided (used) by investment and
    other transactions                                               57,346,074         (1,217,561)
                                                --------------------------------------------------
Increase (decrease) in cash and
    cash equivalents                            $(15,809,190)      $ 15,247,116       $  1,006,817
                                                ==================================================
Supplemental disclosure of cash flow
    Information-cash paid for interest          $          0       $  2,758,422       $  4,735,783
                                                ==================================================

The accompanying notes are an integral part of these financial statements.

NOTES TO THE FINANCIAL STATEMENTS
For The Years Ended December 31, 1998, 1997, and 1996

(1)  BASIS OF PRESENTATION

The Partnership is a Delaware limited partnership formed on April 3, 1987 for the purpose of acquiring from PC Development Limited Partnership (the General Partner) three all-suite hotels located in Tampa, Florida, WALT DISNEY WORLD(R) Village in Lake Buena Vista, Florida and in the Research Triangle area near Raleigh/Durham, North Carolina. The Partnership will continue in existence until the close of Partnership business on December 31, 2037, or until its earlier termination in accordance with the provisions of the Amended and Restated Agreement of Limited Partnership (the Partnership Agreement). The General Partner expects to liquidate the Partnership upon resolution of the litigation. (See Note 10).


(2)  SALE OF THE HOTELS

On July 28, 1997 PSH Master L.P.I completed the sale of all three of its hotels to FelCor Suites Limited Partnership, an affiliate of FelCor Suites Hotels, Inc., for a gross sales price of $64,800,000. All buildings, improvements and inventories were included in the sale. The sale, which was approved by a vote of the Limited Partners, resulted in a net gain of $22,908,631.


(3)  SIGNIFICANT ACCOUNTING POLICIES

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


Cash and cash equivalents
-------------------------

The Partnership considers all highly liquid debt instruments with a maturity of three months or less to be cash equivalents. Cash is primarily held in one bank.


Net income per unit of limited partnership interest
---------------------------------------------------

Net income per unit of limited partnership interest is computed by dividing net income (loss) by the weighted average number of units outstanding.

(4)  LEASES

The land for the Disney hotel was leased by the Partnership under an operating lease. The Partnership paid annual rent based upon specified percentages of suite, food and beverage, and other hotel revenues. Rent expense under this lease was $498,754 in 1997 and $726,177 in 1996.

(5) REAL ESTATE MORTGAGE NOTES

The nonrecourse notes in the original aggregate amount of $43,300,000 were secured by the first mortgages on the hotels, including the ground lease at the Disney hotel. During 1993 unpaid interest accruing in the aggregate amount of $4,876,267 was added to the principal balance of the mortgage computed at the contract rate of 10.25%. Additionally, the Partnership borrowed $219,000 during 1993 to pay for closing costs incurred with the modifications. Beginning in February, 1994 interest was payable at an annual rate of 10.25% of $41,300,000 (original loan balance). During 1996 and 1997 the Partnership made monthly payments of principal and interest based upon a 30-year amortization schedule. The lender was repaid in full upon the sale of the hotels, including $4,585,023 as appreciation interest which was netted against the gain on the sale of the hotels.


(6) NOTE PAYABLE

On October 26, 1994, the Partnership borrowed $500,000 from DoubleTree Hotel Corporation, the manager, for capital improvements. This nonrecourse note was secured by second mortgages on the hotels and is due at the termination of the management agreement with DoubleTree. Interest was computed at 10.25% payable monthly in arrears. The debt was repaid in full upon the sale of the hotels. Interest expense for 1997 and 1996 was $29,470 and $51,250, respectively.


(7)  RELATED PARTIES

The General Partner, an affiliate, is generally empowered by the Partnership Agreement to conduct, direct and exercise full control over all activities of the Partnership. The General partner contributed $160,000 to the Partnership representing final proceeds of its' bankruptcy plan.

Total fees charged by DoubleTree to the Partnership for management, advertising, reservation and accounting services were $1,476,321 and $2,151,820 during 1997 and 1996. Nuho Company, a successor to PH Management Company(a previous management company) pursuant to the bankruptcy plan of PC Development Limited Partnership, the General Partner, received residual management fees of $393,141 and $579,078 during 1997 and 1996. These fees were used by Nuho Company to fund required payments to the creditors in the bankruptcy, including the Partnership.


(8)  PARTNERSHIP DISTRIBUTIONS AND ALLOCATIONS PER THE PARTNERSHIP AGREEMENT

Under the partnership agreement, cash flow available for distribution is to be distributed 99 percent to the Unitholders and 1 percent to the General Partner until the Unitholders have received cash distributions sufficient to provide a 10 percent (11 percent for the fiscal years 1987 through 1990) non-compounded, cumulative return on the weighted average balances of the net invested capital (originally $31,100,000 in the aggregate) outstanding during such year.

Additionally, under the partnership agreement, sale or refinancing proceeds, net of any appreciation interest due the lender (see Note 5), is to be distributed 99 percent to the Unitholders and 1 percent to the General Partner until the Unitholders have received (from all prior distributions of cash, regardless of source) a 10 percent non-compounded, cumulative return on their weighted average net invested capital and a return of their net invested capital balances.

In July 1997, the Partnership, pursuant to a plan of liquidation, sold substantially all of the partnership's operating assets, and in January 1998, cash totaling $15,550,000 and $157,070 was distributed to the Unitholders and the General Partner, respectively in accordance with the above stated percentages. These amounts represented both a return of all remaining capital to the Unitholders, and capital gain to the extent that distributions were in excess of the Unitholders' bases in their units. The General Partner returned to the Partnership $125,000, representing the distribution on its 25,000 Units of Limited Partnership Interest in accordance with the bankruptcy plan. The General Partner contributed $160,000 to the Partnership representing final proceeds of its bankruptcy plan.

Distributions resulting from a liquidation of the Partnership are to be paid to the Partners in accordance with their positive capital account balances after such balances have been adjusted to reflect allocations of taxable income and taxable loss.

(9)  INCOME TAXES

The Partnership has considered statement of Financial Accounting Standard Number 109 "Accounting for Income Taxes" and, given the 1997 sale of the Partnership's operating assets and the anticipated termination of the Partnership, has concluded that this standard has no material impact on the Partnership's current financial statements.

The Revenue Act of 1987 included a provision which treats publicly-traded partnerships, such as the Partnership, as corporations for Federal income tax purposes, beginning January 1, 1998. Internal Revenue Code Section 7704(f) states that the statutory conversion from a publicly traded partnership to C-corporation is treated as if the partnership contributes its assets and liabilities to the corporation in exchange for stock and then distributes the stock to its partners in liquidation of the partnership.

No gain or loss is recognized by the partners upon the contribution of its assets in exchange for stock under Sec. 721. The stock takes a carryover basis and holding period from the partnership assets. When the stock is distributed out to the partners in liquidation of the partnership, no gain or loss is recognized by the partners under Sec. 731(a). The partners basis in their partnership interest becomes their basis in the stock of the corporation and the holding period also carries over.


The effect of treating publicly-traded partnerships as corporations is to tax the income of the partnership at the entity level and potentially reflect distributions to partners as dividends, return of capital, and/or capital gain. Additional costs to the Partnership for such taxes paid at the entity level will reduce the amount available for distribution to the partners.


The net loss for 1998 as reported on the Partnership's federal corporate tax return was $65,363. The net income for 1997 as reported on the Partnerships' federal partnership tax return was $18,039,339. The 1997 net income reflects gain on the sale of substantially all of the Partnerships operating assets, pursuant to the plan of liquidation.


(10)  PENDING LITIGATION

On October 17, 1997, Mr. James Pickett and Mr. Stephen Denz (Chairman and Secretary, respectively, of PH Management Company, the general partner of PC Development Limited Partnership, the general partner of the Partnership) and two affiliated companies, PH Management Company and Nuho Company, notified the Partnership that they have been named as defendants in a complaint filed in Superior court of the Commonwealth of Massachusetts. Equity Resource Pilgrim Fund, the plaintiff, is the owner of 131,225 units of limited partnership interest of the Partnership, which it acquired during May through September of 1997, in part through a written offer to purchase which it delivered to other Limited Partners of the Partnership in March 1997. The complaint alleges that the defendants breached their fiduciary duties by negotiating a "super premium" buyout of Nuho Company's interest in the management fees paid to Doubletree and obtained an inadequate purchase price for the Partnership's hotels. The case was removed to the United States District Court for the District of Massachusetts. A motion to dismiss was filed and the court granted that motion. Equity Resource did not appeal that decision, but could refile the suit with a court having proper jurisdiction.

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

The defendants maintain that the complaint is based upon inaccurate assumptions and incomplete factual information and is without merit. The defendants intend to vigorously defend themselves against the complaint and will avail themselves to the indemnification and hold-harmless provisions of the Partnership Agreement of the Partnership. Accordingly, the final distribution of cash to the Limited Partners, the liquidation of the Partnership and delivery of final tax information to the Limited Partners (Form 1099 DIV) have been delayed indefinitely until such time as the costs of defending the complaint have been determined.

The Partnership is retaining its remaining assets as a reserve for legal and accounting expense associated with the liquidation of the Partnership and to satisfy possible indemnification claims by affiliates of the General Partner for legal costs resulting from the lawsuit discussed above. Any remaining cash in the Partnership after the resolution of this lawsuit and payment of all liquidation expenses will be paid to the partners in a final liquidating distribution.

No costs have been accrued for this at December 31, 1998. Due to the uncertainty of the lawsuit, no estimate of a final distribution can be made at this time.

INDEPENDENT AUDITORS' REPORT

To the Partners of PSH Master L.P.I:

         We have audited the accompanying balance sheets of PSH Master L.P.I (the "Partnership") as of December 31, 1998, and 1997, and the related statements of operations, partners' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, such financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

         As discussed in Notes 2 and 10 to the financial statements, on July 28, 1997, all of the Partnership's hotels were sold to FelCor Suites Limited Partnership and the Partnership will be liquidated upon resolution of the pending litigation.

/s/
DELOITTE & TOUCHE LLP

Columbus, Ohio
January 29, 1999

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

                                                              Present Position with
Name                                 Age                      PH Management Company
----                                 ---                      ---------------------
James V. Pickett                      57                      President/Director

Stephen C. Denz                       41                      Secretary/Director

Mr. Pickett has been the Chairman of the Board of Directors of PH Management Company since its formation in 1984 . Mr. Pickett serves as the Vice Chairman of the real estate investment group of Banc One Capital Markets, Inc. and also serves on the Board of Directors of Wendy's International, Inc., Metatec Corporation, Karrington Health, Inc., and The Fishel Company.

Mr. Denz has served as Secretary and Director of PH Management Company since 1992. Mr. Denz is a Director of the real estate investment group of Banc One Capital Markets, Inc.


ITEM 11. EXECUTIVE COMPENSATION.

The Registrant has no executive officers or other employees. The General Partner receives no compensation for its services.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

James V. Pickett, Chairman and President of PH Management Company, the general partner of the Partnership's general partner - PC Development Limited Partnership, purchased 200,000 units in November, 1995 and an additional 200,000 units in June, 1996 which, in total, represents approximately 12.9% of the outstanding units, bringing the total units owned by Mr. Pickett, both directly and indirectly to 425,000 units, or approximately 13.7% of the outstanding units. Mr. Pickett's mailing address is c/o The Pickett Companies, 15 North Fourth Street, Columbus, Ohio 43215.


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

       10(t)  Mortgage and Security Agreement (Rocky Point) dated as of May 24,
              1993, from PSH Master L.P. I to Guest Quarters
              Hotels Partnership.                                                       ******

       10(u)  Leasehold Mortgage and Security Agreement (Orlando/
              Disney) dated as of May 24, 1993, from PSH Master L.P. I


Document                                                                                Location
--------                                                                                --------
             to Guest Quarters Hotels Partnership.                                      ******
       10(v) Deed of Trust dated as of May 24, 1993, from PSH Master
             L.P.I to Guest Quarters Hotels Partnership.                                ******
       10(w) Third Amendment to Management Agreement dated as
             of May 24, 1993, between PSH Master L.P.I and Guest
             Quarters Hotels Partnership.                                               ******
       16.1  Letter regarding Change in Certifying Accountant                           ***
         27  Financial Data Schedule                                                   Page 24

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


PSH MASTER L.P.I
----------------
  (Registrant)

By:      PC Development Limited Partnership, General Partner

         By:      PH Management Company, General Partner


                  /s/
         By:      James V. Pickett                                                    3/15/99
                  ---------------------------------------------------               ------------
                  James V. Pickett, Chairman and President                              Date


                  /s/
         By:      Stephen C. Denz                                                     3/15/99
                  ---------------------------------------------------               ------------
                  Stephen C. Denz, Secretary and Controller                              Date
                  (Principal Financial Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


                  /s/
                  James V. Pickett                                                    3/15/99
                  ---------------------------------------------------               ------------
                  James V. Pickett, Chairman of the Board of                            Date
                  Directors and President of PH Management Company

                  /s/
                  Stephen C. Denz                                                     3/15/99
                  ---------------------------------------------------               ------------
                  Stephen C. Denz, Secretary and Director of                            Date
                  PH Management Company


No proxy statement, form of proxy or other proxy soliciting material has been sent to Unitholders prior to the filing of this annual report on Form 10-K.