Form 10-Q
period 1999-03-31
PSH MASTER L P I
filed 1999-05-13
CIK 813897

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of
1934

For Quarter Ended: March 31, 1999          Commission File Number: 0-16840
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

The number of outstanding Units of Limited Partner Interest in the Registrant, as represented by Depository Receipts at March 31, 1999 was 3,110,000.

                                PSH MASTER L.P. I

                               REPORT ON FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1999


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

                                PSH MASTER L.P.I
                                 BALANCE SHEETS
                                   (UNAUDITED)


Assets                                                 March 31, 1999       December 31,1998
                                                       --------------       ----------------
Current assets:
 Cash and cash equivalents                               $   978,683           $ 1,023,997
 Accounts receivable, General Partner                          2,929                 2,929
 Accounts receivable, trade                                                          3,406
                                                         -----------           -----------

  Total current assets                                       981,612             1,030,332
                                                         -----------           -----------

Property and equipment:
 Furniture, fixtures and equipment                             7,695                 7,695
                                                         -----------           -----------

  Total                                                        7,695                 7,695
 Less accumulated depreciation and amortization               (7,695)               (7,640)
                                                         -----------           -----------

   Total property and equipment, net                               0                    56
                                                         -----------           -----------

Total assets                                             $   981,612           $ 1,030,388
                                                         ===========           ===========




The accompanying notes are an integral part of these financial statements.

                                PSH MASTER L.P.I
                                 BALANCE SHEETS
                                   (UNAUDITED)


Liabilities and Partners' Equity                        March 31, 1999      December 31, 1998
                                                        --------------      -----------------
Current liabilities:
 Accounts payable                                              4,921                32,176
                                                         -----------           -----------

   Total current liabilities                                   4,921                32,176

Partners' Equity:
 General Partner                                             (10,350)              (10,135)
 Limited Partners (3,110,000 units outstanding)              987,041             1,008,346
                                                         -----------           -----------

   Total partners' equity                                    976,691               998,211
                                                         -----------           -----------

Total liabilities and partners' equity                   $   981,612           $ 1,030,388
                                                         ===========           ===========






The accompanying notes are an integral part of these financial statements.

                                PSH MASTER L.P.I
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                             Quarter Ended       Quarter Ended
                                             March 31, 1999      March 31, 1998
                                             --------------      --------------
Revenues:
    Interest                                   $  10,484           $  87,286
    Other                                            203               2,197
                                               ---------           ---------

    Total revenues                                10,687              89,483

Operating costs and expenses:
  Partnership administrative                      32,151             113,482
  Depreciation and amortization                       56                  99
                                               ---------           ---------

    Total operating costs and expenses            32,207             113,581
                                               ---------           ---------

Net Income (loss)                              $ (21,520)          $ (24,098)
                                               =========           =========


Net income per unit of
 Limited partnership interest                  $   (0.01)          $   (0.01)
                                               =========           =========





The accompanying notes are an integral part of these financial statements.

                                PSH MASTER L.P.I
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                            Quarter Ended          Quarter Ended
                                                            March 31,1999          March 31, 1998
                                                            -------------          --------------
Cash provided (used) by operations:
 Net income(loss)                                           $    (21,520)          $    (24,098)
 Changes not requiring cash:
  Depreciation and amortization                                       55                     99
 Working capital changes:
  Decrease in accounts receivable, trade                           3,406                 70,101
 (Decrease) increase in accounts payable                         (27,255)                49,971
                                                            ------------           ------------
   Cash provided (used) by operations                            (45,314)                96,073
                                                            ------------           ------------


Financing and capital transactions:
    Distributions to partners                                                       (15,707,071)
    Guaranty Payments from General Partner                                              282,071
                                                            ------------           ------------
Cash used by financing and capital transactions                                     (15,425,000)

Decrease in cash and cash equivalents                       $    (45,314)          $(15,328,927)
                                                            ============           ============
Supplemental disclosure of cash flow information--
  Cash paid for interest                                    $          0           $          0
                                                            ============           ============


The accompanying notes are an integral part of these financial statements.

NOTES TO THE FINANCIAL STATEMENTS


(1)  SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION:

In the opinion of Management, the accompanying financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of the Partnership at March 31, 1999 and December 31, 1998 and the results of its operations for the three-month periods ended March 31, 1999 and 1998. The Partnership sold its three hotels in July 1997 and, therefore, results of operations for the quarters ended March 31, 1999 and 1998 do not include hotel operations.

(2)  RELATED PARTIES

PC Development Limited Partnership, the General Partner, is generally empowered by the Partnership Agreement to conduct, direct and exercise full control over all activities of the Partnership. Total payments of $1,920,203 (including $282,071 received in the first quarter of 1998) were received by the Partnership on its unsecured claim against the General Partner, which in 1991 filed for protection against its creditors under Chapter 11 of the U.S. Bankruptcy Code. The Partnership expects to receive no further distributions.

(3)  PARTNERSHIP ALLOCATIONS AND DISTRIBUTIONS

For financial statement reporting purposes, net income or loss is allocated 99 percent to the Unitholders and 1 percent to the General Partner. The net loss allocated to the Unitholders for the quarters ended March 31, 1999 and 1998 were $(21,305) or $(0.01) per unit, and $(23,857) or $(0.01) per unit, respectively.

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

(4)  PENDING LITIGATION

On October 17, 1997, Mr. James Pickett and Mr. Stephen Denz (Chairman and Secretary, respectively, of PH Management company, the General Partner of the Partnership) and two affiliated companies, PH Management Company and Nuho Company, notified the Partnership that they had been named as defendants in a complaint filed in Superior Court of the Commonwealth Massachusetts. Equity Resource Pilgrim Fund, the plaintiff, is the owner of 131,225 units of limited partnership interest of the Partnership, which it acquired during May through September of 1997, in part through a written offer to purchase which it delivered to other Limited Partners of the Partnership in March, 1997. The complaint alleges that the defendants breached their fiduciary duties by negotiating a "super premium" buyout of Nuho Company's interest in the management fees paid to Doubletree and obtained an inadequate purchase price for the Partnership's hotels. The case was removed to the United States District Court for the District of Massachusetts. A motion to dismiss was filed and the court granted that motion. Equity Resource did not appeal that decision, but could refile the suit with a court having proper jurisdiction. Equity Resource has taken no further action since the dismissal.

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

The defendants maintain that the complaint is based upon inaccurate assumptions and incomplete factual information and is without merit. The defendants intend to vigorously defend themselves against the complaint and have availed themselves to the indemnification and hold-harmless provisions of the Partnership Agreement of the Partnership. Accordingly, the final distribution of cash to the Limited Partners, the liquidation of the Partnership and delivery of final tax information to the Limited Partners have been delayed indefinitely until such time as the costs of defending the complaint have been determined.

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

Due to the uncertainty of the lawsuit, no estimate of a final distribution can be made at this time and no costs have been accrued for this at March 31, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Due to the sale of the hotels on July, 28, 1997, an analysis of liquidity and capital resources and the results of operations for the quarter ended March 31 1999 is not presented herein.


PART II. OTHER INFORMATION

ITEMS 1 THROUGH 5

Information required in Items 1 through 5 is not applicable to the Registrant for the quarter ended March 31, 1999.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the quarter ended March 31, 1999.

Exhibit 27 - Financial Data Schedule is located on page 11.

SIGNATURES


Pursuant to the requirements of the Security Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


PSH MASTER L. P. I
-------------------------
(Registrant)

By: PC Development Limited Partnership,
    General Partner

    By: PH Management Company,
        General Partner



        By:  /s/ James V. Pickett                             05/14/99
             ----------------------------------             ------------
                 James V. Pickett, Chairman                    Date



        By:  /s/ Stephen C. Denz                              05/14/99
             ----------------------------------             ------------
                 Stephen C. Denz, Controller                    Date
                 (Principal Financial Officer)


Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


        By:  /s/ James V. Pickett                                               05/14/99
             -------------------------------------------------------          ------------
                 James V. Pickett, Chairman of the Board of                       Date
                 Directors and President of PH Management Company


        By:  /s/ Stephen C. Denz                                                05/14/99
             ----------------------------------                               ------------
                 Stephen C. Denz, Secretary and Director of                       Date
                 PH Management Company