Form 10-Q
period 1999-06-30
PSH MASTER L P I
filed 1999-08-12
CIK 813897

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended:   June 30, 1999          Commission File Number:  0-16840
                    -----------------------                          -------


                      PSH MASTER L.P. I
-------------------------------------------------------------------------------
(Exact Name of Registrant as Specified in its Charter)


    Delaware                                              31-1204568
-------------------------------------------------------------------------------
(State of Organization)                     (IRS Employer Identification Number)


                       P.O. Box 18035, Columbus, OH  43218
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

     X    Yes          No
   -----       ------

The number of outstanding Units of Limited Partner Interest in the Registrant, as represented by Depository Receipts at June 30, 1999 was 3,110,000.

                                PSH MASTER L.P. I

                               REPORT ON FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 1999






                                      Index
                                      -----

                                                                         Page
                                                                        Number
                                                                        ------

  Part I.  Financial Information

         Item 1:   Financial Statements:

                         Balance Sheets                                     3

                         Statements of Operations                           4

                         Statements of Cash Flows                           6

                         Notes to Financial Statements                      7

         Item 2:   Management's Discussion and Analysis of
                         Financial Condition and Results of Operation       9


  Part II. Other Information

                         Items 1 through 5                                  9

                         Item 6 - Exhibits and Reports on Form 8-K          9


            Signatures                                                     10

                                PSH MASTER L.P.I
                                 BALANCE SHEETS
                                   (UNAUDITED)

Assets                                                           June 30, 1999  December 31,1998
                                                                 -------------  ----------------
Current assets:
 Cash and cash equivalents                                        $   990,899     $ 1,023,997
 Accounts receivable, General Partner                                   2,929           2,929
 Accounts receivable, trade                                                             3,406
                                                                  -----------     -----------

  Total current assets                                                993,828       1,030,332
                                                                  -----------     -----------

Property and equipment:
 Furniture, fixtures and equipment                                      7,695           7,695
                                                                  -----------     -----------

  Total                                                                 7,695           7,695
 Less accumulated depreciation and amortization                        (7,695)         (7,640)
                                                                  -----------     -----------

   Total property and equipment, net                                        0              56
                                                                  ===========     ===========
Total assets                                                      $   993,828     $ 1,030,388
                                                                  ===========     ===========


Liabilities and Partners' Equity

Current liabilities:
 Accounts payable                                                         512          32,176
                                                                  -----------     -----------

   Total current liabilities                                              512          32,176

Partners' Equity:
 General Partner                                                      (10,184)        (10,135)
 Limited Partners (3,110,000 units outstanding)                    1, 003,500       1,008,346
                                                                  -----------     -----------

   Total partners' equity                                             993,316         998,211
                                                                  -----------     -----------

Total liabilities and partners' equity                            $   993,828     $ 1,030,388
                                                                  ===========     ===========

The accompanying notes are an integral part of these financial statements.

                                PSH MASTER L.P.I
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                                       Quarter Ended   Quarter Ended
                                                       June 30, 1999   June 30, 1998
                                                       -------------   --------------
Revenues:
   Interest                                               $11,001        $14,162
   Other                                                   18,993         31,468
                                                          -------        -------

   Total revenues                                          29,994         45,630

Operating costs and expenses:
  Partnership administrative                               13,370         43,225
  Depreciation and amortization                                               99
                                                          -------        -------

   Total operating costs and expenses                      13,370         43,324
                                                          -------        -------

Net Income                                                $16,624        $ 2,306
                                                          =======        =======


Net income per unit of
Limited partnership interest                              $  0.01        $  0.00
                                                          =======        =======


















The accompanying notes are an integral part of these financial statements.

                                PSH MASTER L.P.I
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)






                                                      Six Months       Six Months
                                                       Ended              Ended
                                                    June 30, 1999     June 30, 1998
                                                    --------------    -------------
Revenues:
   Interest                                          $  21,486        $ 101,448
   Other                                                19,245           33,665
                                                     ---------        ---------

   Total revenues                                       40,731          135,113

Operating costs and expenses:
  Partnership administrative                            45,570          156,707
  Depreciation and amortization                             56              198
                                                     ---------        ---------

   Total operating costs and expenses                   45,626          156,905
                                                     ---------        ---------

Net Loss                                             $  (4,895)       $ (21,792)
                                                     =========        =========


Net loss per unit of
Limited partnership interest                         $    0.00        $    0.00
                                                     =========        =========


The accompanying notes are an integral part of these financial statements.

                                PSH MASTER L.P.I
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                            Six                 Six
                                                          Months Ended      Months Ended
                                                          June 30, 1999    June 30, 1998
                                                          -------------    --------------
Cash provided (used) by operations:
Net Loss                                                  $     (4,895)    $    (21,792)
    Changes not requiring cash:
     Depreciation and amortization                                  56              198
     Working capital changes:
     Decrease in accounts receivable, trade                      3,406           71,705
     Decrease in accounts payable and accrued expenses         (31,664)        (411,700)
                                                          ------------     ------------
            Cash used by operations:                           (33,097)        (361,589)
                                                          ------------     ------------

Financing and capital transactions:
      Distributions to partners                                             (15,707,071)
      Guaranty Payments from General Partner                                    282,071
                                                          ------------     ------------
Cash used by financing and capital transactions            (15,425,000)
                                                          ------------     ------------

Decrease in cash and cash equivalents                     $    (33,097)    $(15,786,589)
                                                          ============     ============





The accompanying notes are an integral part of these financial statements.

NOTES TO THE FINANCIAL STATEMENTS


(1)  SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION:

In the opinion of Management, the accompanying financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of the Partnership at June 30, 1999 and December 31, 1998 and the results of its operations for the three and six month periods ended June 30, 1999 and 1998. The Partnership sold its three hotels in July 1997 and, therefore, results of operations for the three and six month periods ended June 30, 1999 and 1998 do not include hotel operations.

(2)  RELATED PARTIES

PC Development Limited Partnership, the General Partner, is generally empowered by the Partnership Agreement to conduct, direct and exercise full control over all activities of the Partnership. The Partnership expects to receive no further distributions.

(3)  PARTNERSHIP ALLOCATIONS AND DISTRIBUTIONS

For financial statement reporting purposes, net income or loss is allocated 99 percent to the Unitholders and 1 percent to the General Partner. The net income allocated to the Unitholders for the quarters ended June 30, 1999 and 1998 were $16,624 or $0.01 per unit, and $2,306 or $0.00 per unit, respectively. Net losses allocated for the six months ended June 30, 1999 and 1998 were $(4,895) or $0.00 per unit, and $(21,792) or $0.00 per unit, respectively.

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

Due to the uncertainty of the lawsuit, no estimate of a final distribution can be made at this time and no costs have been accrued for this at June 30, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Due to the sale of the hotels on July, 28, 1997, an analysis of liquidity and capital resources and the results of operations for the quarter ended June 30, 1999 is not presented herein.


PART II. OTHER INFORMATION

ITEMS 1 THROUGH 5

Information required in Items 1 through 5 is not applicable to the Registrant for the quarter ended June 30, 1999.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the quarter ended June 30, 1999.

Exhibit 27 - Financial Data Schedule is located on page 11.

SIGNATURES


Pursuant to the requirements of the Security Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


PSH MASTER L. P. I
-------------------
(Registrant)

By:      PC Development Limited Partnership,
         General Partner

         By:      PH Management Company,
                  General Partner



                  By:  /s/ James V. Pickett                          08/09/99
                     -----------------------------                 -----------
                         James V. Pickett, Chairman                   Date



                  By:  /s/ Stephen C. Denz                           08/09/99
                     -----------------------------                 -----------
                         Stephen C. Denz, Controller                  Date
                         (Principal Financial Officer)


Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.



                  /s/ James V. Pickett                               08/09/99
                  ------------------------------------------------- -----------
                  James V. Pickett, Chairman of the Board of            Date
                  Directors and President of PH Management Company


                  /s/ Stephen C. Denz                                08/09/99
                  ------------------------------------------------ ------------
                  Stephen C. Denz, Secretary and Director of             Date
                  PH Management Company