Form 10-Q
period 1999-09-30
PSH MASTER L P I
filed 1999-11-15
CIK 813897

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


               Quarterly Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

For Quarter Ended:   September 30, 1999       Commission File Number:  0-16840
                   ----------------------                             ---------

                   PSH MASTER L.P.I
--------------------------------------------------------------------------------
(Exact Name of Registrant as Specified in its Charter)


       Delaware                                          31-1204568
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

The number of outstanding Units of Limited Partner Interest in the Registrant, as represented by Depository Receipts at September 30, 1999 was 3,110,000.

                                PSH MASTER L.P. I

                               REPORT ON FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999


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

                                     PSH MASTER L.P.I
                                      BALANCE SHEETS
                                        (UNAUDITED)

Assets                                          September 30, 1999     December 31 ,1998
                                                ------------------     -----------------
Current assets:
 Cash and cash equivalents                           $989,665              $1,023,997
 Accounts receivable, General Partner                                           2,929
 Accounts receivable, trade                                                     3,406
                                                     --------              ----------

  Total current assets                                989,665               1,030,332
                                                     --------              ----------

Property and equipment:
 Furniture, fixtures and equipment                      7,695                   7,695
                                                     --------              ----------

  Total                                                 7,695                   7,695
 Less accumulated depreciation and amortization        (7,695)                 (7,640)
                                                     --------              ----------

   Total property and equipment, net                        0                      56
                                                     --------              ----------

Total assets                                         $989,665              $1,030,388
                                                     ========              ==========

The accompanying notes are an integral part of these financial statements.

                                    PSH MASTER L.P.I
                                     BALANCE SHEETS
                                       (UNAUDITED)

Liabilities and Partners' Equity               September 30, 1999     December 31 ,1998
                                               ------------------     -----------------
Current liabilities:
 Accounts payable                                       2,891                32,176
                                                     --------            ----------

   Total current liabilities                                                 32,176

Partners' Equity
 General Partner                                      (10,249)              (10,135)
 Limited Partners (3,110,000 units outstanding)       997,023             1,008,346
                                                     --------            ----------

   Total partners' equity                             986,774               998,211
                                                     --------            ----------

Total liabilities and partners' equity               $989,665            $1,030,388
                                                     ========            ==========

The accompanying notes are an integral part of these financial statements.

                                     PSH MASTER L.P.I
                                 STATEMENTS OF OPERATIONS
                                        (UNAUDITED)

                                                  Quarter Ended          Quarter Ended
                                                September 30, 1999     September 30, 1998
                                                ------------------     ------------------
Revenues:
    Interest                                          $11,215                $13,085
    Other                                                 432
                                                      -------                -------

   Total revenues                                      11,647                 13,085

Operating costs and expenses:
  Partnership administrative                           18,188                 13,043
  Depreciation and amortization                                                   98
                                                      -------                -------

   Total operating costs and expenses                  18,188                 13,141
                                                      -------                -------

Net (Loss)                                            $(6,541)               $   (56)
                                                      =======                =======


Net income per unit of
 Limited partnership interest                         $ (0.02)               $  0.00
                                                      =======                =======

The accompanying notes are an integral part of these financial statements.

                                      PSH MASTER L.P.I
                                  STATEMENTS OF OPERATIONS
                                        (UNAUDITED)

                                                 Nine Months Ended      Nine Months Ended
                                                 September 30, 1999     September 30, 1998
                                                 ------------------     ------------------
Revenues:
    Interest                                          $ 32,700                $114,533
    Other                                               19,678                  33,665
                                                      --------                --------

   Total revenues                                       52,378                 148,198

Operating costs and expenses:
  Partnership administrative                            63,759                 169,750
  Depreciation and amortization                             56                     296
                                                      --------                --------

   Total operating costs and expenses                   63,815                 170,046
                                                      --------                --------

Net Loss                                              $(11,437)               $(21,848)
                                                      ========                ========

Net loss per unit of
 Limited partnership interest                         $  (0.02)               $  (0.01)
                                                      ========                ========

The accompanying notes are an integral part of these financial statements.

                                        PSH MASTER L.P.I
                                    STATEMENTS OF CASH FLOWS
                                           (UNAUDITED)

                                                      Nine Months Ended      Nine Months Ended
                                                      September 30, 1999     September 30, 1998
                                                      ------------------     ------------------
Cash provided (used) by operations:
Net Loss                                                   $(11,437)            $    (21,848)
    Changes not requiring cash:
     Depreciation and amortization                               56                      296
     Working capital changes:
     Decrease in accounts receivable, trade                   3,406                   71,705
     Decrease in accounts receivable, GP                      2,929
     Decrease in accounts payable and accrued expenses      (29,287)                (418,606)
                                                           --------             ------------

                                                           --------             ------------
            Cash used by operations:                        (34,332)                (368,453)
                                                           --------             ------------

Financing and capital transactions:
      Distributions to partners                                                  (15,707,071)
      Guaranty Payments from General Partner                                         282,071
                                                           --------             ------------
Cash used by financing and capital transactions                                  (15,425,000)
                                                           --------             ------------

Decrease in cash and cash equivalents                      $(34,332)            $(15,793,453)
                                                           ========             ============

The accompanying notes are an integral part of these financial statements.

NOTES TO THE FINANCIAL STATEMENTS


(1)  SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION:

In the opinion of Management, the accompanying financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of the Partnership at September 30, 1999 and December 31, 1998 and the results of its operations for the three and nine month periods ended September 30, 1999 and 1998. The Partnership sold its three hotels in July, 1997. The Partnership has no operations and is retaining the current cash balances pending the final outcome of the threatened litigation described below.

(2)  RELATED PARTIES

PC Development Limited Partnership, the General Partner, is generally empowered by the Partnership Agreement to conduct, direct and exercise full control over all activities of the Partnership.

(3)  PARTNERSHIP ALLOCATIONS AND DISTRIBUTIONS

For financial statement reporting purposes, net income or loss is allocated 99 percent to the Unitholders and 1 percent to the General Partner. The net income allocated to the Unitholders for the quarters ended September 30, 1999 and 1998 was $(3,651) or $(0.01) per unit, and $(56) or $0.00 per unit, respectively. Net losses allocated for the nine months ended September 30, 1999 and 1998 were $(8,547) or $(0.01) per unit, and $(21,848) or $(00.1) per unit, respectively.

(4)  PENDING LITIGATION

On October 17, 1997, Mr. James Pickett and Mr. Stephen Denz (Chairman and Secretary, respectively, of PH Management Company) and two affiliated companies, PC Development Limited Partnership (the General Partner of the Partnership) and Nuho Company, notified the Partnership that they had been named as defendants in a complaint filed in Superior Court of the Commonwealth Massachusetts. Equity Resource Pilgrim Fund, the plaintiff, is the owner of 131,225 units of limited partnership interest of the Partnership, which it acquired during May through September of 1997, in part through a written offer to purchase which it delivered to other Limited Partners of the Partnership in March, 1997. The complaint alleges that the defendants breached their fiduciary duties by negotiating a "super premium" buyout of Nuho Company's interest in the management fees paid to Doubletree and obtained an inadequate purchase price for the Partnership's hotels. The case was removed to the United States District Court for the District of Massachusetts. A motion to dismiss was filed and the court granted that motion. Equity Resource did not appeal that decision, but could refile the suit with a court having proper jurisdiction. Equity Resource has taken no further action since the dismissal.

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

Due to the uncertainty of the lawsuit, no estimate of a final distribution can be made at this time and no costs have been accrued for this at September 30, 1999.



ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The Partnership conducts no business operations and is retaining the current cash balances pending the final outcome of the threatened litigation described above. Therefore, an analysis of liquidity and capital resources and the results of operations for the quarter ended September 30, 1999 is not presented herein.

PART II.   OTHER INFORMATION

ITEMS 1 THROUGH 5

Information required in Items 1 through 5 is not applicable to the Registrant for the quarter ended September 30, 1999.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the quarter ended September 30, 1999.

Exhibit 27 - Financial Data Schedule is located on page 11.

SIGNATURES


Pursuant to the requirements of the Security Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


PSH MASTER L. P. I
------------------
(Registrant)

By:   PC Development Limited Partnership,
      General Partner

By:   PH Management Company,
      General Partner

By:   /s/ James V. Pickett                        11/15/99
      ----------------------------------          ----------
      James V. Pickett, Chairman                  Date


By:   /s/ Stephen C. Denz                         11/15/99
      ----------------------------------          ----------
      Stephen C. Denz, Controller                 Date
       (Principal Financial Officer)


Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


      /s/ James V. Pickett                        11/15/99
      ----------------------------------          ----------
      James V. Pickett, Chairman of the           Date
      Board of Directors and President
      of PH Management Company

      /s/ Stephen C. Denz                         11/15/99
      ----------------------------------          ----------
      Stephen C. Denz, Secretary and              Date
      Director of PH Management Company